Form 10KSB
period 2001-12-31
HERITAGE BANCSHARES INC /TX
filed 2002-04-11
CIK 1160124

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934

                  For the fiscal year ended: December 31, 2001

     Special Financial Report containing only financial statements for the fiscal year ended December 31, 2001 pursuant to Rule 15d-2.

                                       OR

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File No.: 000-49637

                            HERITAGE BANCSHARES, INC.
 ------------------------------------------------------------------------------

                 (Name of Small Business Issuer in its charter)

               Delaware                                   75-2963969
-----------------------------------            --------------------------------

    (State or other jurisdiction                       (I.R.S. Employer
  of incorporation or organization)                 Identification Number)

        102 West High Street
           Terrell, Texas                                 75160
-----------------------------------        ----------------------------------

        (Address of Principal                          (Zip Code)
         Executive Offices)

         Issuer's telephone number, including area code: (972) 563-2657

         Securities registered under Section 12(b) of the Exchange Act:
                                 Not Applicable

         Securities registered under Section 12(g) of the Exchange Act:
                    Common Stock (par value $0.01 per share)
 ------------------------------------------------------------------------------

                                (Title of Class)

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes [_] No [X]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

As of April 9, 2002, the aggregate value of the 438,468 shares of Common Stock of the Registrant issued and outstanding on such date, which excludes 53,000 shares held by all directors and executive officers of the Registrant as a group, was approximately $5.3 million. This figure is based on the last known trade price of $12.10 per share of the Registrant's Common Stock on April 9, 2002.

Number of shares of Common Stock outstanding as of April 9, 2002: 491,468 Transitional Small Business Disclosure Format:
                                  Yes [_] No [X]

                   HERITAGE SAVINGS BANK, SSB AND SUBSIDIARY

             Table of Contents to Consolidated Financial Statements





                                                                                   Page


Independent Auditors' Report of Payne Falkner Smith & Jones, P. C .................   2

Consolidated Balance Sheet as of December 31, 2001 and 2000 .......................   3

Consolidated Statement of Income for the Years Ended December 31, 2001 and 2000 ...   4

Consolidated Statement of Changes in Equity for the Years Ended December 31, 2001
  and 2000 ........................................................................   5

Consolidated Statement of Cash Flows for the Years Ended December 31, 2001
  and 2000 ........................................................................   6

Notes to Consolidated Financial Statements ...................................... ..  7 to 26

                        PAYNE FALKNER SMITH & JONES, P.C.
                        ---------------------------------
                          Certified Public Accountants



                          Independent Auditors' Report



The Board of Directors
Heritage Savings Bank, SSB and Subsidiary

We have audited the accompanying consolidated balance sheet of Heritage Savings Bank, SSB and Subsidiary (Bank) as of December 31, 2001 and 2000 and the related consolidated statements of income, changes in equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Bank's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heritage Savings Bank, SSB and Subsidiary as of December 31, 2001 and 2000, the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/Payne Falkner Smith & Jones P.C.

Dallas, Texas
March 1, 2002


                                       (2)

                   HERITAGE SAVINGS BANK, SSB AND SUBSIDIARY

                           Consolidated Balance Sheet
                           December 31, 2001 and 2000
                                 (In Thousands)

                                                 2001         2000
                                                 ----         ----
ASSETS
------

Cash and due from banks                      $    978     $    753
Federal funds sold                              1,100        1,000
                                             --------     --------
        Total cash and cash equivalents         2,078        1,753
Interest bearing deposits in other banks        1,151        2,960
Securities available for sale                   1,923        8,883
Loans held for sale                                --          449
Loans, net                                     31,669       24,785
Accrued interest receivable                       269          266
Bank premises and equipment, net                  604          398
Other assets                                      949          681
                                             --------     --------
        Total assets                         $ 38,643     $ 40,175
                                             --------     --------

LIABILITIES AND EQUITY

Deposits                                     $ 32,682     $ 34,772
Advances from Federal Home Loan Bank            1,940        1,826
Other liabilities                                  90          109
                                             --------     --------
        Total liabilities                      34,712       36,707
Commitments and contingencies                      --           --
Equity:
        Members' equity                         3,895        3,470
        Accumulated other comprehensive
          income (loss), net of tax                36           (2)
                                             --------     --------
        Total equity                            3,931        3,468
                                             --------     --------
        Total liabilities and equity         $ 38,643     $ 40,175
                                             ========     ========



          See accompanying notes to consolidated financial statements.


                                      (3)

                   HERITAGE SAVINGS BANK, SSB AND SUBSIDIARY

                        Consolidated Statement of Income

                 For the Years Ended December 31, 2001 and 2000

                                 (In Thousands)

                                                                        2001       2000
                                                                      ------     ------
Interest income:
        Loans                                                         $2,566     $1,937
        Investment securities                                            302        848
        Other                                                            194        188
                                                                      ------     ------

        Total interest income                                          3,062      2,973
                                                                      ------     ------
Interest expense:
        Deposits                                                       1,546      1,781
        Advances from Federal Home Loan Bank                             118        217
                                                                      ------     ------

        Total interest expense                                         1,664      1,998
                                                                      ------     ------

Net interest income                                                    1,398        975

Provision for loan losses                                                 15         72
                                                                      ------     ------

Net interest income after provision for loan losses                    1,383        903
                                                                      ------     ------

Noninterest income:
        Fee income and service charges                                    49         18
        Net gain on sales of securities available for sale and
           redemption of interest bearing deposits in other banks         --        433
        Gain on sale of loan servicing rights                             --        117
        Bonding claim settlement                                         400         --
        Other                                                             56         40
                                                                      ------     ------

        Total noninterest income                                         505        608
                                                                      ------     ------

Noninterest expense:
        Loss on investments                                               52         --
        Compensation and benefits                                        608        369
        Occupancy                                                        176        155
        Data processing                                                  118         59
        Other                                                            489        551
                                                                      ------     ------

        Total noninterest expense                                      1,443      1,134
                                                                      ------     ------

Income before income tax expense                                         445        377

Income tax expense                                                        20         --
                                                                      ------     ------

Net income                                                            $  425     $  377
                                                                      ======     ======

          See accompanying notes to consolidated financial statements.

                                      (4)

                   HERITAGE SAVINGS BANK, SSB AND SUBSIDIARY

                  Consolidated Statement of Changes in Equity

                 For the Years Ended December 31, 2001 and 2000

                                 (In Thousands)


                                                     Accumulated
                                                        Other
                                                    Comprehensive Comprehensive
                                                        Income        Income       Members'
                                                        (Loss)        (Loss)       Equity         Total
                                                        ------        ------       ------         -----

Balance January 1, 2000                               $   293                       $ 3,093      $ 3,386

Comprehensive income:
        Unrealized losses arising during
           the period (net of tax)                       (97)     $   (97)               --         (97)
        Reclassification adjustment (net of tax)        (198)        (198)               --        (198)
        Net income                                        --          377               377         377

                                                      -------      -------           -------     -------
        Total comprehensive income                                $    82
                                                                   =======

Balance December 31, 2000                                  (2)                         3,470       3,468

Comprehensive income:
        Unrealized gains arising during
          the period (net of tax)                          38      $    38                --          38
        Net income                                         --          425               425         425
                                                      -------      -------           -------     -------
        Total comprehensive income                                 $   463
                                                                   =======

Balance December 31, 2001                             $    36                        $ 3,895     $ 3,931
                                                      =======                        =======     =======






          See accompanying notes to consolidated financial statements.


                                      (5)

                   HERITAGE SAVINGS BANK, SSB AND SUBSIDIARY

                      Consolidated Statement of Cash Flows

                 For the Years Ended December 31, 2001 and 2000

                                 (In Thousands)
                                       `

                                                                               2001         2000
                                                                            -------      -------

Cash flows from operating activities:
        Net income                                                          $   425      $   377
        Adjustments to reconcile net income to
          net cash provided by operating activities:
            Depreciation                                                         52           50
            Provision for loan losses                                            15           72
            Net loss (gain) on sales of securities available for sale
              and redemption of interest bearing deposits in other
              banks                                                              52         (433)
          Gain on sale of loan servicing rights                                  --         (117)
          Decrease in loans held for sale                                       449           81
          (Increase) decrease in accrued interest and other assets             (290)         396
          (Decrease) increase in accrued interest and other liabilities         (19)           9
                                                                            -------      -------

          Net cash provided by operating activities                             684          435
                                                                            -------      -------

Cash flows from investing activities:
        Net decrease (increase) in interest bearing deposits in other
          banks                                                               1,809         (301)
        Net sales, calls and paydowns of securtities available for sale       6,965        4,308
        Net loans originated                                                 (6,899)        (778)
        Net additions of property and equipment                                (258)        (163)
                                                                            -------      -------

        Net cash provided by investing activities                             1,617        3,066
                                                                            -------      -------

Cash flows from financing activities:
        Net (decrease) increase in demand, money market and
          savings accounts                                                   (3,014)          46
        Net increase (decrease) in certificates of deposits                     924       (3,127)
        Net increase in Advances from Federal Home Loan Bank                    114          826
                                                                            -------      -------

        Net cash used by financing activities                                (1,976)      (2,255)
                                                                            -------      -------

Net increase in cash and cash equivalents                                       325        1,246

Cash and cash equivalents at beginning of year                                1,753          507
                                                                            -------      -------

Cash and cash equivalents at end of year                                    $ 2,078      $ 1,753
                                                                            =======      =======



          See accompanying notes to consolidated financial statements.


                                      (6)

                    HERITAGE SAVINGS BANK, SSB AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

December 31, 2001 and 2000


 1. Summary of Significant Accounting Policies
 ---------------------------------------------

The accounting and reporting policies of Heritage Savings Bank, SSB and Subsidiary (together referred to as the Bank) conform to generally accepted accounting principles and to practices generally followed within the Banking industry. The following is a description of the more significant of these policies.

Basis of Presentation
---------------------

The Bank's primary source of revenue is interest on loans and mortgage-backed and related securities. The Bank is subject to competition from other financial institutions. The Bank is also subject to the regulations of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.

The accompanying consolidated financial statements include the accounts of Heritage Savings Bank, SSB and its wholly owned subsidiary TFS Investment Corporation. All significant intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates
----------------

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues for the period. Actual results could differ significantly from those estimates.

Cash and Cash Equivalents
-------------------------

Cash and cash equivalents consist of cash on hand, federal funds sold, and funds due from banks. For purposes of the statement of cash flows, the Bank considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

Investment Securities
---------------------

Trading Securities

Securities that are held for short-term resale are classified as trading account securities and recorded at their fair values. Realized and unrealized gains and losses on trading account securities are included in other income.




                                      (7)

              HERITAGE SAVINGS BANK, SSB AND SUBSIDIARY


Securities Held to Maturity

Government, Federal agency, and corporate debt securities that management has the positive intent and ability to hold to maturity are reported at cost, adjusted for amortization of premiums and accretion of discounts that are recognized in interest income using the interest method over the period to maturity. Mortgage-backed securities represent participating interests in pools of long-term first mortgage loans originated and serviced by issuers of the securities. Mortgage-backed securities are carried at unpaid principal balances, adjusted for unamortized premiums and unearned discounts. Premiums and discounts are amortized using the interest method over the remaining period to contractual maturity, adjusted for anticipated prepayments.

Securities Available for Sale

Available for sale securities consist of investment securities not classified as trading securities nor as held to maturity securities. Unrealized holding gains and losses, net of tax, on available for sale securities are included in other comprehensive income. Realized gains (losses) on available for sale securities are included in other income (expense) and, when applicable, are reported as a reclassification adjustment, net of tax, in other comprehensive income. Gains and losses on the sale of available for sale securities are determined using the specific identification method. The amortization of premiums and the accretion of discounts are recognized in interest income using the interest method over the period to maturity.

Declines in the fair value of individual held to maturity and available for sale securities below their cost that are other than temporary result in write-downs of the individual securities to their fair value. The related write-downs are included in earnings as realized losses.

Loans Held for Sale
-------------------

Loans originated for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.

Loans and Allowance for Loan Losses
-----------------------------------

Loans receivable that management has the intent and ability to hold for the future or until maturity or pay-off are reported at their outstanding principal balance adjusted for any charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans.








                                      (8)

                    HERITAGE SAVINGS BANK, SSB AND SUBSIDIARY



Impaired loans are accounted for at the net present value of expected future cash flows, discounted at the loan's effective interest rate, the observable market price of the loan or at the fair value of the collateral if the loan is collateral dependent.

The accrual of interest on impaired loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received.

The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries). Management's periodic evaluation of the adequacy of the allowance is based on the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions.

Fees and Costs Associated with Originating Loans
------------------------------------------------

Loan origination fees, net of certain direct origination costs, are recognized as an adjustment of the related loan yield using the interest method.

Loan Servicing
--------------

During the year ended December 31, 2000, the Bank sold its mortgage loan servicing rights and accordingly recognized a gain upon sale of approximately $117,000. This amount is included in noninterest income in the Consolidated Statement of Income.

Bank Premises and Equipment
---------------------------

Bank premises, equipment and leasehold improvements are stated at cost, less accumulated depreciation and amortization using the straight-line method.

Building                                                  30 years
Furniture, fixtures and equipment                         3-10 years

Other Real Estate Owned
-----------------------

Real estate properties acquired through or in lieu of loan foreclosure are initially recorded at the lower of the Bank's cost of acquisition or the asset's fair market value that becomes the property's new basis. Costs relating to development and improvement of property are capitalized, whereas costs relating to holding property are expensed. The portion of interest costs relating to development of real estate is capitalized subject to management's evaluation of its recoverability.





                                      (9)

                    HERITAGE SAVINGS BANK, SSB AND SUBSIDIARY


Valuations are periodically performed by management, and an allowance for losses is established, if necessary, by means of a charge to operations if the carrying value of the property exceeds the fair value less estimated costs to sell.

Income Taxes
------------

Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Financial Instruments
---------------------

The Bank has not acquired or issued any derivative financial instruments.

In the ordinary course of business the Bank has entered into certain off balance sheet financial instruments consisting of commitments to extend credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

Fair Values of Financial Instruments
------------------------------------

The following methods and assumptions were used by the Bank in estimating fair values of financial instruments as disclosed herein:

Cash and short term instruments

The carrying amounts of cash and short term instruments approximate their fair value.

Available for sale securities

Fair values for securities excluding restricted equity securities, are based on quoted market prices. The carrying values of restricted equity securities approximate their fair value.

Loans

For variable-rate loans that reprice frequently and have no significant changes in credit risk, fair values are based on carrying values. Fair values for certain mortgage loans (for example, one-to-four family residential) and other consumer loans are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics. Fair values for commercial real estate and commercial loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar





                                      (10)

                    HERITAGE SAVINGS BANK, SSB AND SUBSIDIARY


terms to borrowers of similar credit quality. Fair values for impaired loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

Deposits

The fair values disclosed for demand deposits are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). The carrying amounts of variable-rate, fixed term money market accounts and certificates of deposit (CD's) approximate their fair values at the reporting date. Fair values for fixed-rate CD's are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

Advances from Federal Home Loan Bank

Fair values for the Advances from Federal Home Loan Bank are based on rates currently charged to enter into similar agreements taking into account the remaining term of the agreements.

Accrued interest

The carrying amounts of accrued interest approximate their fair values.

Off balance sheet instruments

Fair values for off balance sheet lending commitments are based on fees currently charged to enter into similar agreements taking into account the remaining terms of the agreements and the counterparties' credit standings.

Recent Accounting Pronouncements
--------------------------------

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133 (FAS 133), Accounting for Derivative Instruments and Hedging Activities. In July 1999, the FASB issued Statement No. 137, Deferral of the Effective Date of FASB Statement No. 133, which deferred the effective date of FAS 133 to fiscal years beginning after June 15, 2001. FAS 133 requires companies to record derivatives on the balance sheet at fair value. Changes in the fair values of those derivatives would be reported in earnings or other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value of assets or liabilities or cash flows from forecasted transactions. In June 2000, the FASB issued Statement No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No.
133. Because the Bank generally does not hold derivative instruments, the adoption of this Statement did not have a material impact on the financial statements.





                                      (11)

                    HERITAGE SAVINGS BANK, SSB AND SUBSIDIARY



In September 2000, the FASB issued Statement No. 140 (FAS 140), Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which replaces FAS 125 (of the same title). FAS 140 revises certain standards in the accounting for securitizations and other transfers of financial assets and collateral, and requires some disclosures relating to securitization transactions and collateral, but it carries over most of FAS 125's provisions. The collateral and disclosure provisions of FAS 140 are effective for year-end 2000 financial statements. The other provisions of this Statement are effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The adoption of this Statement did not have a material impact on the financial statements.

In June 2001, the FASB issued Statement No. 141 (FAS 141), Business Combinations. FAS 141 addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, Business Combinations, and FASB Statement No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. All business combinations in the scope of this Statement are to be accounted for using one method, the purchase method. FAS 141 applies to all business combinations initiated after June 30, 2001. FAS 141 also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later.

In June 2001, the FASB issued Statement No. 142 (FAS 142), Goodwill and Other Intangible Assets. FAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The provisions of FAS 142 are required to be applied starting with fiscal years beginning after December 15, 2001. Management does not believe these pronouncements will have a significant effect on its operations.

Reclassification
----------------

Certain amounts previously reported have been reclassified to conform to the current format.

 2. Statement of Cash Flows
    -----------------------

The Bank has chosen to report on a net basis its cash receipts and cash payments for members' shares and savings accounts accepted and repayments of those members' shares and savings accounts, loans made to members and principal collections on those loans and interest bearing deposits in other financial institutions.






                                      (12)

                    HERITAGE SAVINGS BANK, SSB AND SUBSIDIARY



The Bank uses the indirect method to present cash flows from operating activities. Supplemental cash flow information at December 31, 2001 and 2000 is presented as follows (in thousands):

                                                         2001        2000
                                                         ----        ----
Cash transactions:
        Interest expense paid                          $ 1,673     $ 2,001
                                                       =======     =======
        Interest income received                       $ 3,043     $ 3,111
                                                       =======     =======
        Federal income taxes paid                      $    --     $    25
                                                       =======     =======

Noncash transactions:
        Net unrealized appreciation (depreciation)
          on securities available for sale             $    38     $   (97)
                                                       =======     =======
        Reclassification adjustment                    $    --     $  (198)
                                                       =======     =======

3.  Debt and Equity Securities
    --------------------------

Debt and equity securities have been classified in the consolidated balance sheet according to management's intent. The carrying amount of securities and their approximate fair values at December 31, 2001 and 2000 are as follows (in thousands):

                                                   Gross       Gross
                                   Amortized   Unrealized  Unrealized   Fair
                                        Cost       Gains       Losses   Value
                                        ----       -----       ------   -----
Securities Available for Sale
-----------------------------
   December 31, 2001:
   U.S. Government Agency obligations  $  500    $   19      $   --     $  519
   Mortgage-backed securities           1,369        35          --      1,404
                                       ------    ------      ------     ------
                                       $1,869    $   54      $   --     $1,923
                                       ======    ======      ======     ======


   December 31, 2000:
   U.S. Government Agency obligations  $4,649    $   87      $   64     $4,672
   Mortgage-backed securities           3,664        44           9      3,699
   State and political obligations        573        --          61        512
                                       ------    ------      ------     ------
                                       $8,886    $  131      $  134     $8,883
                                       ======    ======      ======     ======



                                      (13)

                    HERITAGE SAVINGS BANK, SSB AND SUBSIDIARY



Proceeds from the sales of securities classified as available for sale were approximately $4,480,000 and $3,608,000 for the years ended December 31, 2001 and 2000, respectively. Gross gains of approximately $7,000 and gross losses of approximately $59,000 were realized on those sales during 2001. Gross gains of approximately $535,000 and gross losses of approximately $3,000 were realized on those sales during 2000.

Investment securities with recorded values of approximately $1,452,000 and $1,910,000 were pledged as collateral for purposes required or permitted by law at December 31, 2001 and 2000, respectively.

The amortized cost and estimated market value of debt and equity securities at December 31, 2001 are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without prepayment penalties.

                                                      Amortized    Fair
                                                      Cost         Value
                                                      ----         -----

                Due in one year or less              $   --     $   --
                Due from one year to five years         655        677
                Due from five years to ten years          9         10
                Due after ten years                   1,205      1,236
                                                     ------     ------
                                                     $1,869     $1,923
                                                     ======     ======

During 2000, the Bank transferred all of their securities in the held to maturity category to the available for sale category. The amortized costs of the transferred securities were approximately $9,643,000 and the related unrealized loss was approximately $300,000. The decision to transfer the securities was based on current tax planning strategies.





                                      (14)

                    HERITAGE SAVINGS BANK, SSB AND SUBSIDIARY



 4. Loans and Allowance for Loan Losses
    -----------------------------------

The composition of loans at December 31, 2001 and 2000 consisted of the following (in thousands):

                                           2001          2000
                                       --------      --------
Real estate:
        Residential 1-4 family         $ 13,076      $ 14,420
        Multi-family                        455         1,160
        Commercial                        5,449         4,776
        Construction & development       16,200         5,802
                                       --------      --------
                                         35,180        26,158
Commercial business                         702           136
Consumer:
        Loans secured by deposits           282           305
        Other                               924           253
                                       --------      --------
                                          1,206           558
                                       --------      --------
                                         37,088        26,852
Allowance for loan losses                  (320)         (310)
Loans in process                         (5,099)       (1,757)
                                       --------      --------
                                       $ 31,669      $ 24,785
                                       ========      ========


A summary of the activity in the allowance for loan losses for the year ended December 31, 2001 and 2000 is as follows (in thousands):

                                                     2001       2000
                                                    -----      -----
                Balance at beginning of year        $ 310      $ 238
                Provision charged to operations        15         72
                Loans charged-off                      (5)        --
                Recoveries                             --         --
                                                    -----      -----

                Balance at end of year              $ 320      $ 310
                                                    =====      =====



                                      (15)

                    HERITAGE SAVINGS BANK, SSB AND SUBSIDIARY




The Bank extends commercial and consumer credit loans primarily to borrowers in the state of Texas. At December 31, 2001 and 2000, substantially all of the Bank's loans were collateralized with real estate, automobiles, deposits, and other assets. Although the Bank has a diversified loan portfolio, its debtors' ability to honor their contracts is substantially dependent upon the general economic conditions.

Impairment of loans having recorded investments of approximately $578,000 and $487,000 at December 31, 2001 and 2000, respectively, has been recognized in conformity with FAS 114 as amended by FAS 118. The average recorded investment in impaired loans during 2001 and 2000 was approximately $532,000 and $243,000, respectively. The total allowance for loan losses related to these loans was approximately $87,000 and $31,000 at December 31, 2001 and 2000, respectively. Interest income recognized on impaired loans for such payments received in 2001 and 2000 was insignificant.

The Bank is not committed to lend additional funds to debtors whose loans have been modified.

 5. Accrued Interest Receivable
    ---------------------------

Accrued interest receivable at December 31, 2001 and 2000 consisted of the following (in thousands):

                                                           2001         2000
                                                           ----         ----
Loans receivable                                       $   247        $ 177
Mortgage-backed and related securities                      22           89
                                                       -------        -----
                                                       $   269        $ 266
                                                       =======        =====




                                      (16)

                    HERITAGE SAVINGS BANK, SSB AND SUBSIDIARY




 6. Bank Premises and Equipment
    ---------------------------

Bank premises and equipment at December 31, 2001 and 2000 is summarized as follows (in thousands):

                                                          2001         2000
                                                          ----         ----
           Land                                        $    90        $  90
           Building                                        441          389
           Furniture fixtures and equipment                342          160
                                                       -------       ------
                                                           873          639
           Less accumulated depreciation and
                   amortization                           (269)        (241)
                                                       -------       ------
                                                       $   604       $  398
                                                       =======       ======


7. Advances From Federal Home Loan Bank
   ------------------------------------

Advances from the Federal Home Loan Bank amounted to approximately $1,940,000 and $1,826,000 at December 31, 2001 and 2000, respectively. The borrowings are collateralized by a security agreement, which requires the Bank to maintain a certain level of qualified first mortgage collateral in relation to the amount of outstanding debt. The borrowings bear interest rates ranging from 2.50% to 7.09%.

At December 31, 2001, the scheduled repayments of principal due on outstanding advances are as follows (in thousands):

                                                         Amount
                                                         ------

                      2002                              $1,289
                      2003                                 288
                      2004                                 309
                      2005                                  54
                      2006                                  --
                Thereafter                                  --
                                                        ------
                                                        $1,940
                                                        ======


                                      (17)

                    HERITAGE SAVINGS BANK, SSB AND SUBSIDIARY



 8.  Deposits
     --------

Deposits at December 31, 2001 and 2000 are summarized as follows (in thousands):

                              Weighted Average Rate at
                              ------------------------

                                 2001          2000        2001       2000
                                 ----          ----        ----       ----
Demand accounts                  0.50%         1.98%     $1,931     $1,646
Money market                     1.00%         2.72%      2,553      3,725
Savings                          1.00%         2.72%      1,837      2,116
                                                        -------     -------
                                                          6,321      7,487
                                                        -------     -------
Certificates of deposit:
       1.0% to 1.99%                                      1,211          --
       2.0% to 2.99%                                      3,504          --
       3.0% to 3.99%                                      5,139          --
       4.0% to 4.99%                                      3,784          --
       5.0% to 5.99%                                      7,500      27,011
       6.0% to 6.99%                                      5,223         274
                                                        -------     -------
                                                         26,361      27,285
                                                        -------     -------

Total deposits                                          $32,682     $34,772
                                                        =======     =======

At December 31, 2001, scheduled maturities of certificates of deposit are as follows (in thousands):

       2002                                                    $19,131
       2003                                                      5,317
       2004                                                      1,913
                                                               -------
                                                               $26,361
                                                               =======

Interest expense on deposits is summarized as follows (in thousands):

                                     2001       2000

       Demand deposits             $    7     $   38
       Money market                    45        150
       Savings                         24         72
       Certificates of deposit      1,470      1,521
                                   ------     ------
                                   $1,546     $1,781
                                   ======     ======

The weighted average rates on certificates of deposits are 4.58% and 5.77%, at December 31, 2001 and 2000, respectively. Deposits in excess of $100,000 are not federally insured.



                                      (18)

                    HERITAGE SAVINGS BANK, SSB AND SUBSIDIARY




 9. Income Taxes
    ------------

The provision for income tax for the years ended December 31, 2001 and 2000, consisted of the following (in thousands):

                                        2001             2000
                                        ----             ----
       Income tax expense:
              Current                 $     --     $         --
              Deferred                      20               --
                                      --------        ----------
              Income tax expense      $     20     $         --
                                      ========        ==========



The provision for federal income taxes is less than that computed by applying the federal statutory rate of 34% as indicated in the following analysis (in thousands):

                                    2001          %       2000          %
                                   -----      -----      -----      -----
Taxes based on statutory rate     $ 151         34      $ 128         34
Reduction in the valuation
        allowance for the net
        deferred tax asset          (144)       (32)      (128)       (34)
        Other                         13          3         --         --
                                   -----      -----      -----      -----
                                   $  20          5      $  --         --
                                   =====      =====      =====      =====

Deferred income taxes reflect the net tax effects of temporary differences between the recorded amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.


                                      (19)

                    HERITAGE SAVINGS BANK, SSB AND SUBSIDIARY




Significant components of the Bank's deferred tax assets and liabilities as of December 31, 2001 and 2000 are as follows (in thousands):

                                                                 2001      2000
                                                                -----     -----
Deferred tax assets:
       Net operating loss carryforward                          $ 132     $ 264
       Allowance for possible loan losses                          80        57
       Bank premises and equipment                                 --         9
       Net unrealized loss on available for sale securities        --         1
       Deferred loan fees                                          21        23
       Other                                                        7         5
                                                                -----     -----
          Total deferred tax assets                               240       359
                                                                -----     -----
Deferred tax liabilities:
       Stock dividends not recognized for tax purposes             32        26
       Bank premises & equipment                                   17        --
       Accrual to cash adjustment                                  84        61
       Net unrealized gain on available for sale securities        18        --
                                                                -----     -----
          Total deferred tax liabilities                          151        87
                                                                -----     -----
          Net deferred tax asset before valuation allowance        89       272
          Valuation allowance                                      --      (144)
                                                                -----     -----
          Net deferred tax asset                                $  89     $ 128
                                                                =====     =====

At December 31, 2001 and 2000, respectively, the Bank had net operating loss carryforwards for federal income tax purposes of approximately $387,000 and $778,000 that will expire in 2019. At December 31, 2000, management believed that the above indicated valuation allowance was necessary in order to comply with the provisions of FAS No. 109, as discussed in note 1.

Included in other assets at December 31, 2001 and 2000 are net deferred tax assets of approximately $89,000 and $128,000, respectively. Additionally, included in other assets at December 31, 2000 are current tax receivables of approximately $125,000.

10. Related Party Transactions
    --------------------------

In the ordinary course of business, the Bank has and expects to continue to have transactions including borrowings, with its employees, officers, directors and their affiliates. In the opinion of management, such transactions are on the same terms, including interest rates and collateral requirements, as those prevailing at the time for comparable transactions with unaffiliated persons. There were no significant related party loans at December 31, 2001 and 2000.







                                      (20)

                    HERITAGE SAVINGS BANK, SSB AND SUBSIDIARY




11. Financial Instruments
    ---------------------

The Bank is a party to financial instruments with off balance sheet risk in the normal course of business to meet the financing needs of its members. These financial instruments include commitments to extend credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheet.

The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of these instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. At December 31, 2001 and 2000, the approximate amounts of these financial instruments were as follows (in thousands):

                                                            2001       2000
                                                            ----       ----
Financial instruments whose contract
     amounts represent credit risk:
        Commitments to extend variable rate credit        $5,099     $1,288
        Commitments to extend fixed rate credit               --        469
        Letters of credit                                     --         --
                                                          ------     ------
                                                          $5,099     $1,757
                                                          ======     ======

Commitments to extend fixed rate credit and the related interest rates are as follows at December 31, 2001 and 2000 (in thousands):

                                                            2001     2000
                                                            ----     ----
      8.00%                                               $   --     $ 78
      8.50%                                                   --        3
     10.50%                                                   --      339
     13.25%                                                   --       49
                                                          ------     ----
                                                          $   --     $469
                                                          ======     ====

Commitments to extend variable rate credit are at rates ranging from 5.75% to 10.50% as of December 31, 2001, and 7.00% to 10.50% at December 31, 2000.

Commitments to extend credit are agreements to lend to a member as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being fully drawn upon, the total commitment







                                      (21)

                    HERITAGE SAVINGS BANK, SSB AND SUBSIDIARY




amounts do not necessarily represent future cash requirements. The Bank evaluates each member's creditworthiness on a case-by-case basis. The amount and type of collateral obtained, if deemed necessary by the Bank upon extension of credit, varies and is based on management's credit evaluation of the borrower.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Standby letters of credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank's policy for obtaining collateral and the nature of such collateral is essentially the same as that involved in making commitments to extend credit.

Although the maximum exposure to loss is the amount of such commitments, management currently anticipates no material losses from such activities.

The estimated fair values of the Bank's financial instruments were as follows at December 31, 2001 and 2000 (in thousands):

                                                2001                     2000
                                                ----                     ----
                                          Carrying    Fair       Carrying       Fair
                                          Amount      Value      Amount         Value
                                          ------      -----      ------         -----
Financial assets:
       Cash and due from banks and
          federal funds sold             $ 2,078     $ 2,078     $ 1,753     $ 1,753
       Interest bearing deposits           1,151       1,148       2,960       2,958
       Federal Home Loan Bank stock          469         469         450         450
       Securities available for sale       1,923       1,923       8,883       8,883
       Loans and loans held for sale      31,669      30,622      25,234      26,770
       Accrued interest receivable           269         269         266         266

Financial liabilities:
       Deposit liabilites                 32,682      33,175      34,772      34,707
       Accrued interest payable               40          40          48          48
       Other borrowings                    1,940       2,017       1,826       1,831

Off balance sheet assets:
       Commitments to extend credit           --          --          --          --
       Standby letters of credit              --          --          --          --






                                      (22)

                    HERITAGE SAVINGS BANK, SSB AND SUBSIDIARY




12. Noninterest Expense
    -------------------

Other noninterest expense amounts are summarized as follows at December 31, 2001 and 2000 (in thousands):


                                                        2001     2000
                                                        ----     ----
                Advertising and public relations        $ 43     $ 63
                Dues and subscriptions                    16       33
                Exam, assessments and audit expense       75       29
                Consulting fees                           98      120
                Directors fees                            60       43
                Franchise tax expense                      7       17
                Legal fees                                54      209
                Travel                                    51       11
                Office expense                            60       20
                Miscellaneous expenses                    25        6
                                                        ----     ----
                                                        $489     $551
                                                        ====     ====

13. Commitments and Contingencies
    -----------------------------

The Bank is involved in certain legal actions arising from normal business activities. Management believes that the outcome of such proceedings will not materially affect the financial position or results of operations of the Bank.

14. Significant Group Concentrations of Credit Risk
    -----------------------------------------------

Most of the Bank's business activity is with customers located within Texas. Such customers are normally also members of the Bank.

The distribution of commitments to extend credit approximates the distribution of loans outstanding. Commercial and standby letters of credit were granted primarily to commercial borrowers.

The contractual amounts of credit related financial instruments such as commitments to extend credit and letters of credit represent the amounts of potential accounting loss should the contract be fully drawn upon, the customer default, and the value of any existing collateral become worthless.

15. Regulatory Matters
    ------------------

The Bank is subject to various regulatory capital requirements administered by its primary federal regulator, the Federal Deposit Insurance Corporation (FDIC). Failure to meet the minimum regulatory capital requirements can initiate certain mandatory, and possible additional




                                      (23)

                    HERITAGE SAVINGS BANK, SSB AND SUBSIDIARY



discretionary actions by regulators that if undertaken, could have a direct material affect on the Bank and the financial statements. Under the regulatory capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines involving quantitative measures of the Bank's assets, liabilities, and certain off balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification under the prompt corrective action guidelines are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of: total risk-based capital and Tier I capital to risk-weighted assets (as defined in the regulations), Tier I capital to adjusted total assets (as defined), and tangible capital to adjusted total assets (as defined). Management believes, as of December 31, 2001 and 2000, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2001 and 2000, the Bank's capital ratios exceed those levels necessary to be categorized as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized," the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as disclosed in the table below. There are no conditions or events since December 31, 2001 that management believes have changed the Bank's category.

A comparison of the Bank's actual capital amounts and ratios to required capital amounts and Ratios is presented in the following table (in thousands):

                                                                                     To Be Well
                                                                                  Capitalized Under
                                                               For Capital        Prompt Corrective
                                                Actual      Adequacy Purposes     Action Provisions
                                                ------      -----------------    --------------------
                                         Amount     Ratio    Amount    Ratio       Amount      Ratio
                                         ------     -----    ------    -----       ------      -----

As of December 31, 2001:
       Total Risk-Based
         Capital (to Risk-
         Weighted assets)                $4,215     16.1%   >  $2,090  >   8.0%   >  $2,612  >   10.0%
       Tier I capital (to Risk-                             -          -          -          -
         Weighted assets)                $3,895     14.9%   >  $1,045  >   4.0%   >  $1,567  >    6.0%
       Tier I capital (to Adjusted                          -          -          -          -
         Total Assets)                   $3,895      9.9%   >  $1,566  >   4.0%   >  $1,957  >    5.0%
       Tangible Capital (to Total                           -          -          -          -
         Adjusted Assets)                $3,895      9.9%   >  $  587  >   1.5%   >  $  978  >    2.5%
                                                            -          -          -          -
As of December 31, 2000:
       Total Risk-Based
         Capital (to Risk-
         Weighted assets)                $3,725     18.2%   >  $1,636  >   8.0%   >  $2,045  >   10.0%
       Tier I capital (to Risk-                             -          -          -          -
         Weighted assets)                $3,470     17.0%   >  $  818  >   4.0%   >  $1,227  >    6.0%
       Tier I capital (to Adjusted                          -          -          -          -
         Total Assets)                   $3,470      8.0%   >  $1,736  >   4.0%   >  $2,170  >    5.0%
       Tangible Capital (to Total                           -          -          -          -
         Adjusted Assets)                $3,470      8.0%   >  $  651  >   1.5%   >  $1,085  >    2.5%
                                                            -          -          -          -


                                      (24)

                    HERITAGE SAVINGS BANK, SSB AND SUBSIDIARY



The following is a reconciliation of equity capital in accordance with Generally Accepted Accounting Principles (GAAP) with total risk based capital at December 31, 2001 and 2000, respectively (in thousands):


                                                              2001         2000
                                                              ----         ----

                GAAP equity capital                        $ 3,931      $ 3,468
                Unrealized (gains) losses on available
                        for sale securities                    (36)           2
                Allowance for loan losses                      320          255
                                                           -------      -------
                Total risk-based capital                   $ 4,215      $ 3,725
                                                           =======      =======

16. Agreed Order
   -------------

Effective May 17, 2000, the Bank entered into an Agreed Order Placing the Bank Under Voluntary Supervisory Control (Agreement) with the Texas Savings and Loan Department (Department). The Agreement provided among other things that the Bank would:

     o    Operate in a safe and sound manner,

     o    Provide acceptable management,

     o    Establish acceptable internal controls and segregation of duties,

     o    Establish acceptable investment policies and practices,

     o Establish acceptable operational practices in conformity with Rules and Regulations Applicable to State Savings Banks,

     o    Establish profitability in operations.

On February 21, 2001 the Department determined that the Bank had substantially complied with these provisions and the Agreement with the Bank was terminated.

17. Loss on Investments
   --------------------

During 1999, the Bank engaged in certain activities with an investment broker (Broker) whereby the Bank purchased certain government agency securities and long-term certificates of deposits as part of the management of the Bank's interest rate risk. It was determined subsequent to the purchase of the relating investments that the Broker had fraudulently misrepresented the amount of assets acquired. The Bank, accordingly, realized a loss in regard to this transaction of approximately $1,599,000 in its 1999 consolidated financial statements.

During June 2001, the Bank agreed to a bonding claim settlement of $400,000. The amount is included in non-interest income in the accompanying consolidated statement of income for the year ended December 31, 2001.







                                      (25)

             HERITAGE SAVINGS BANK, SSB AND SUBSIDIARY




18. Subsequent Event
   -----------------

On July 25, 2001, the Board of Directors of the Bank adopted a Plan of Conversion, subject to regulatory approval and approval by the members of the Bank, to convert from a state chartered mutual savings bank to a state chartered stock savings bank with the concurrent issuance of its capital stock to a holding company. In September 2001, the holding company, Heritage Bancshares, Inc. (Bancshares) was formed. The conversion was expected to be accomplished through the amendment of the Bank's state charter and the sale of Bancshare's common stock in an amount equal to the consolidated pro forma market value of Bancshares after giving effect to the conversion.

In January 2002, the Bank engaged in an offering of Bancshares' stock with priority given first to the Bank's eligible account holders, then to Bancshares' Employee Stock Ownership Plan (formed in February 2002), then to other members of the Bank. In February 2002, the offering was concluded with 491,468 shares sold, proceeds received of approximately $4,915,000 and costs incurred of approximately $438,000.

With the consummation of the Plan of Conversion, the Bank is a wholly owned subsidiary of Bancshares.





                                      (26)

                                  SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            HERITAGE BANCSHARES, INC.



      Date: April 11, 2002            By:  /s/ John H. Mackey
                                           ------------------
                                           John H. Mackey
                                           President and Chief Executive Officer
                                           (Duly Authorized Representative)

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




/s/ J. Pat Baker                                                 April 11, 2002
---------------------------
J. Pat Baker
Chairman of the Board



/s/ John H. Mackey                                               April 11, 2002
---------------------------
John H. Mackey
Director, President and Chief Executive Officer
(Principal Executive Officer)



/s/ Christi Thompson                                             April 11, 2002
---------------------------
Christi Thompson
Director, Executive Vice President, Chief Operating
Officer and Chief Financial Officer (Principal
Financial and Accounting Officer)



/s/ Joy Milton Catlin                                            April 11, 2002
---------------------------
Joy Milton Catlin
Director



/s/ Switzer L. Deason                                            April 11, 2002
---------------------------
Switzer L. Deason
Director


/s/ Mary Gayle Ramsey                                            April 11, 2002
---------------------------
Mary Gayle Ramsey
Director



/s/ Milton Lee Risinger                                          April 11, 2002
---------------------------
Milton Lee Risinger
Director



/s/ Thomas J. Wageman                                            April 11, 2002
---------------------------
Thomas J. Wageman
Director