Form 10QSB
period 2002-03-31
HERITAGE BANCSHARES INC /TX
filed 2002-05-15
CIK 1160124

U.S SECURITIES AND EXCHANGE COMMISION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934. For the Quarter Ended March 31, 2002.

[ ]  Transition report under Section 13 or 15 (d) of the Exchange Act.

       For the transition period from                      to
                                     ----------------------  -------------------
       Commission file number  000-49637

                            HERITAGE BANCSHARES, INC.
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

           Delaware                                               75-2963969
-------------------------------                              -------------------
(State or Other Jurisdiction of                                (IRS Employer
 Incorporation or Organization)                              Identification No.)

                   102 West High Street, Terrell, Texas 75160
                   ------------------------------------------
                    (Address of Principal Executive Offices)

                                 (972)-563-2657
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filling requirements for the past 90 days.

     Yes [ ]  No [X]


     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     As of May 10, 2002 there were 491,468 shares of common stock outstanding.
     -------------------------------------------------------------------------

     Transitional Small Business Disclosure Format (check one):

     Yes [ ]  No [X]

                    HERITAGE BANCSHARES, INC. AND SUBSIDIARY





PART I - FINANCIAL INFORMATION

                                                                                                  Page
                                                                                                 Number
                                                                                                 ------

Item 1. Financial Statements

   Consolidated Balance Sheet as of March 31, 2002 (unaudited) and December 31, 2001................1

   Consolidated Statement of Operations for the three months ended March 31, 2002 and March 31, 2001 (unaudited)...................................................................2

   Consolidated Statement of Changes in Stockholders' Equity for the three months ended
   March 31,2002 (unaudited)........................................................................3

   Consolidated Statement of Cash Flows for the three months ended March 31, 2002 and March 31, 2001 (unaudited)...................................................................4

   Notes to Consolidated Financial Statements.......................................................5


   Item 2. Management's Discussion and Analysis.....................................................7


   PART II - OTHER INFORMATION

   Item 1.  Legal Proceedings......................................................................15

   Item 2.  Changes in Securities..................................................................15

   Item 3.  Defaults Upon Senior Securities........................................................15

   Item 4.  Submission of Matters to a Vote of Security Holders....................................15

   Item 5.  Other Information......................................................................15

   Item 6.  Exhibits and Reports on Form 8-K.......................................................15

   Signatures......................................................................................16


                                 PART 1- ITEM 1
                              FINANCIAL STATEMENTS

                    HERITAGE BANCSHARES, INC. AND SUBSIDIARY
                           Consolidated Balance Sheet

               At March 31, 2002 (unaudited) and December 31, 2001
                      (In Thousands, Except Share Amounts)

                                                                     March 31,       December 31,
ASSETS                                                                 2002              2001
------                                                                 ----              ----

Cash and due from banks                                            $     890         $     978
Federal funds sold                                                     3,600             1,100
                                                                   ---------         ---------
    Total cash and cash equivalents                                    4,490             2,078
Interest bearing deposits in other banks                                 966             1,151
Securities available for sale                                          1,725             1,923
Loans, net                                                            32,101            31,669
Bank premises and equipment, net                                         639               604
Accrued interest receivable                                              206               269
Other assets                                                           1,016               949
                                                                   ---------         ---------
    Total assets                                                   $  41,143         $  38,643
                                                                   =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                           $  31,150         $  32,682
Advances from Federal Home Loan Bank                                   1,839             1,940
Other liabilities                                                        144                90
                                                                   ---------         ---------
    Total liabilities                                                 33,133            34,712
Commitments and contingencies                                             --                --
Stockholders' equity:
  Preferred stock, $.01 par value, 200,000 shares authorized,
    no shares issued and outstanding                                      --                --
Common stock, $.01 par value, 1,800,000 shares authorized,
  491,468 shares issued and outstanding                                    5                --
Additional paid-in capital                                             4,471                --
Retained earnings                                                      3,888             3,895
Unearned ESOP shares                                                    (382)               --
Accumulated other comprehensive
  income, net of tax                                                      28                36
                                                                   ---------         ---------
    Total stockholders' equity                                         8,010             3,931
                                                                   ---------         ---------
      Total liabilities and stockholders' equity                   $  41,143         $  38,643
                                                                   =========         =========


          See accompanying notes to consolidated financial statements.


                                      (1)

                    HERITAGE BANCSHARES, INC. AND SUBSIDIARY
                      Consolidated Statement of Operations

         For the Three Months Ended March 31, 2002 and 2001 (Unaudited)
                     (In Thousands, Except Per Share Data)


                                                      Three Months     Three Months
                                                      Ended March 31,  Ended March 31,
                                                           2002            2001
                                                           ----            ----
Interest income:
  Loans                                                 $    628          $  603
  Investment securities                                       29             140
  Other                                                       34              43
                                                        --------          ------
    Total interest income                                    691             786
                                                        --------          ------
Interest expense:
  Deposits                                                   277             423
  Advances from Federal Home Loan Bank                        29              32
                                                        --------          ------
    Total interest expense                                   306             455
                                                        --------          ------

Net interest income                                          385             331
Provision for loan losses                                     15              --
                                                        --------          ------
Net interest income after provision for loan losses          370             331
                                                        --------          ------
Noninterest income:
  Fee income and service charges                              14               9
  Gain on sale of securities                                   5              --
  Other                                                       10              27
                                                        --------          ------
    Total noninterest income                                  29              36
                                                        --------          ------
Noninterest expense:
  Loss on sale of securities                                  --              60
  Compensation and benefits                                  218             130
  Occupancy                                                   62              34
  Data processing                                             29              33
  Other                                                       97              92
                                                        --------          ------
    Total noninterest expense                                406             349
                                                        --------          ------
(Loss) income before income tax expense                       (7)             18
Income tax expense                                            --               8
                                                        --------          ------

Net (loss) income                                       $     (7)          $  10
                                                        ========           =====

Loss per share - Basic and Diluted                      $  (0.03)            N/A
                                                        ========           =====



          See accompanying notes to consolidated financial statements.

                                       (2)

                    HERITAGE BANCSHARES, INC. AND SUBSIDIARY
                   Consolidated Statement of Changes in Equity

             For the Three Months Ended March 31, 2002 (Unaudited)
                                 (In Thousands)


                                                  Accumulated
                                                     Other                                 Additional                  Unearned
                                Comprehensive    Comprehensive    Preferred      Common      Paid-In     Retained        ESOP
                                     Loss           Income          Stock         Stock      Capital     Earnings       Shares
                                     ----           ------          -----         -----      -------     --------       ------


 Balance at December 31, 2001       $  --             $ 36       $    --      $    --      $    --      $ 3,895       $    --

 Net loss for the three months
   ended March 31, 2002                (7)              --            --           --           --           (7)           --
 Sale of common stock                  --               --            --            5        4,471           --          (393)
 Repayment of ESOP note
   payable                             --               --            --           --           --           --            11
 Unrealized losses arising
   during the period (net of
   tax)                                (8)              (8)           --           --           --           --            --
                                    -----             ----         -----      -------      -------      -------       -------
Balance at March 31, 2002           $ (15)            $ 28       $    --      $     5      $ 4,471      $ 3,888       $  (382)
                                    =====             ====         =====      =======      =======      =======       =======




          See accompanying notes to consolidated financial statements.

                                       (3)

                    HERITAGE BANCSHARES, INC. AND SUBSIDIARY
                      Consolidated Statement of Cash Flows

         For the Three Months Ended March 31, 2002 and 2001 (Unaudited)
                                 (In Thousands)


                                                                        Three Months        Three Months
                                                                       Ended March 31,     Ended March 31,
                                                                            2002               2001
                                                                            ----               ----

Cash flows from operating activities:
  Net (loss) income                                                        $    (7)          $    10
    Adjustments to reconcile net (loss) income to
     net cash provided by operating activities:
      Depreciation                                                              28                12
      Provision allowance for loan losses                                       15                --
      (Gain) loss on sale of securities                                         (5)               60
      Decrease in accrued interest and other assets                             --                62
      Increase in accrued interest and other liabilities                        54                 1
                                                                           -------           -------
        Net cash provided by operating activities                               85               145
                                                                           -------           -------
Cash flows from investing activities:
  Net sales, calls and paydowns of securtities available for sale              191             1,790
  Decrease in interest bearing deposits in other banks                         185             1,704
  Net loans originated                                                        (447)             (588)
  Net additions of property and equipment                                      (63)              (88)
                                                                           -------           -------
        Net cash (used) provided by investing activities                      (134)            2,818
                                                                           -------           -------
Cash flows from financing activities:
  Net decrease in demand, money market and
    savings accounts                                                        (1,532)             (232)
  Net decrease in advances from Federal Home Loan Bank                        (101)              (94)
  Net proceeds from sale of common stock                                     4,476                --
  Net increase in unearned ESOP shares                                        (382)               --
                                                                           -------           -------
        Net cash provided (used) by financing activities                     2,461              (326)
                                                                           -------           -------
Net increase in cash and cash equivalents                                    2,412             2,637

Cash and cash equivalents at beginning of period                             2,078             1,753
                                                                           -------           -------
Cash and cash equivalents at end of period                                 $ 4,490           $ 4,390
                                                                           =======           =======


          See accompanying notes to consolidated financial statements.

                                       (4)

                    HERITAGE BANCSHARES, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements


1.   Basis of Presentation

The accompanying consolidated financial statements include the accounts of Heritage Bancshares, Inc. (Bancshares) and its wholly-owned subsidiary, Heritage Savings Bank, SSB (Bank) and the Bank's wholly-owned subsidiary, TFS Investment Corporation (TFS).

Bancshares was incorporated in September of 2001 to facilitate the conversion of the Bank from a mutual to stock form. On February 22, 2002, with the consummation of the conversion, Bancshares became the holding company of the Bank. Bancshares had no results of operations prior to February 2002.
Accordingly, all financial information presented prior to February 2002, will include only the Bank and its wholly owned subsidiary TFS.

The Bank was established in 1922 as Terrell Federal Building and Loan Association, and in the 1930's changed its name to Terrell Federal Savings and Loan Association. In October 1999, Terrell Federal Savings and Loan Association converted from a federally chartered savings and loan to a state chartered mutual savings bank and changed its name to Heritage Savings Bank, SSB. The Bank's primary source of revenue is interest on loans and mortgage-backed and related securities. The Bank is subject to competition from other financial institutions. The Bank is also subject to the regulations of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position as of March 31, 2002 and the consolidated results of its operations, changes in stockholders' equity, and cash flows for the period ended March 31, 2002 and are of a normal, recurring nature. Also in the opinion of management, the March 31, 2001 statement of income and cash flow contain all adjustments necessary to present fairly the results of its operations for the three months then ended and are of a normal recurring nature.

Certain information and note disclosures normally included in Heritage Bancshares, Inc.'s consolidated annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Heritage Bancshares, Inc.'s 10-KSB annual report for the fiscal year ended December 31, 2001 filed with the SEC. The consolidated statement of financial condition of Heritage Bancshares, Inc. as of December 31, 2001 has been derived from the audited consolidated statement of financial condition of Heritage Savings Bank, SSB as of that date.

                                      (5)

                    HERITAGE BANCSHARES, INC. AND SUBSIDIARY


Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2002.


2.   Formation of Holding Company and Conversion to Stock Form

On February 22, 2002, Bancshares became the holding company for the Bank upon its conversion from a state chartered mutual savings bank to a state chartered capital stock savings bank. The conversion was accomplished through amendment of the Bank's state charter and the sale and issuance by Bancshares of 491,468 shares of common stock at $10 per share (par value of $0.01 per share). Proceeds from the sale of common stock, net of expenses incurred of approximately $440,000, were approximately $4.5 million.

3.   Loss Per Share

The computation of per share loss for the three months ended March 31, 2002 is as follows (in thousands, except share amounts):

                                               Three Months ended March 31, 2002
                                               ---------------------------------


Net loss                                                    ($  7)
Average common shares outstanding                         218,430
Basic and diluted loss per share                            ($.03)

At March 31, 2001, the Bank was a mutual institution and, thus, net earnings per share is not reported on the results of operations for the period then ended.

4.   Employee Benefits

Heritage Bancshares, Inc., established an Employee Stock Ownership Plan (ESOP) for the benefit of its employees. As part of the conversion, the ESOP purchased 39,317 shares of common stock for approximately $393,000 with funds borrowed from the Bank. The ESOP expense was $13,000 for the three-month period ended March 31, 2002.

Shares purchased by the ESOP with the loan proceeds are allocated to ESOP participants based on a pro rata basis as debt service payments are made to the Bank on an annual basis. The loan is secured by the shares purchased with the proceeds and will be repaid by the ESOP with funds from the Bank's discretionary contributions to the ESOP and earnings on ESOP assets. Principal payments are scheduled to occur over a ten-year period.

                                       (6)

                    HERITAGE BANCSHARES, INC. AND SUBSIDIARY

PART I - ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS

A SAFE HARBOR STATEMENT UNDER THE PRIVATE
SECURITIES LITIGATION REFORM ACT OF 1995

A number of the matters and subject areas discussed in this report that are historical or current facts deal with potential future circumstances and developments. The discussion of these matters and subject areas is qualified by the inherent risks and uncertainties surrounding future expectations generally, and also may materially differ from the actual future experience of Heritage Bancshares, Inc. involving any one or more of these matters and subject areas. Heritage Bancshares, Inc. has attempted to identify, in context, certain of the factors that it currently believes may cause actual future experience and results to differ from Heritage Bancshares, Inc.'s current expectations regarding the relevant matter or subject area. These risks and uncertainties include, but are not limited to, changes in economic conditions in Heritage Bancshares, Inc.'s market area, changes in policies by regulator agencies, fluctuations in interest rates, and demand for loans in Heritage Bancshares, Inc.'s market area and competition, all or some of which could cause actual results to differ materially from historical earnings and those presently anticipated or projected, or described from time to time in Heritage Bancshares, Inc.'s reports filed with the U.S. Securities and Exchange Commission (SEC) and disseminated by Heritage Bancshares, Inc. in press releases. This report speaks only as of its date, and Heritage Bancshares, Inc. disclaims any duty to update the information herein.

FINANCIAL CONDITION

General. At March 31, 2002, our total assets increased by $2.5 million or 6.5% to $41.1 million from $38.6 million at December 31, 2001. The increase in assets was primarily due to a $400,000 growth in net loans and a $2.5 million growth in federal funds sold, partially offset by a $185,000 decrease in interest bearing deposits in other banks and a $198,000 decrease in securities available for sale.

Federal Funds Sold. At March 31, 2002, federal funds increased $2.5 million to $3.6 million from $1.1 million at December 31, 2001. The increase was due to proceeds received from the stock offering.

Interest Bearing Deposits in Other Banks. At March 31, 2002, interest bearing deposits in other banks decreased $185,000 to $966,000 from $1.2 million at December 31, 2001. The decrease was due to liquidity requirements due to the increased loan demand.

Loans. At March 31, 2002, our net loan portfolio increased $400,000 or 1.3% to $32.1 million from $31.7 million at December 31, 2001. The increase in the loan portfolio over this time period was due to increased loan demand caused by efforts to expand our real estate and commercial

                                      (7)

                    HERITAGE BANCSHARES, INC. AND SUBSIDIARY

business lending activities. The loan portfolio increased in all categories, with the largest increases in real estate loans and consumer loans.

Securities. Mortgage-backed and related securities available for sale were $1.7 million at March 31, 2002, compared to $1.9 million at December 31, 2001. The decrease was a result of paydowns on these mortgage-backed securities.

Liabilities. Our total liabilities decreased $1.6 million or 4.5% to $33.1 million at March 31, 2002 compared to $34.7 million at December 31, 2001. This decrease was due primarily to a decrease in deposits of $1.5 million resulting from the purchase of Bancshares' stock by our depositors with funds held at the Bank.

Equity. Total equity increased by $4.1 million to $8.0 million at March 31, 2002 compared to $3.9 million at December 31, 2001, as a result of the stock offering.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND MARCH 31, 2001

General. We reported a net loss of $7,000 for the three months ended March 31, 2002 and net income of $10,000 for the three months ended March 31, 2001. During 2001, we substantially reduced our investment portfolio of mortgage-backed securities in order to re-position our balance sheet out of long term, fixed rate securities. In addition, over $3.8 million of loans that replaced those mortgage-backed securities paid off during the first three months of 2002, further reducing our income.

Net Interest Income. Net interest income increased from $331,000 to $385,000 for the three months ended March 31, 2002 compared to the same period in 2001.

Interest Income. Interest income decreased $95,000 to $691,000 for the three months ended March 31, 2002 compared to $786,000 for the three months ended March 31, 2001. The decrease was due to a substantial reduction of our securities portfolio and an overall reduction in interest rates in regard to our loan portfolio, partially offset by our growth in loans. Interest income on investment securities decreased $111,000, partially offset by an increase in interest income on loans of $25,000.

Interest Expense. Interest expense decreased $149,000 to $306,000 for the three months ended March 31, 2002 compared to $455,000 for the three months ended March 31, 2001. The $146,000 decrease in interest expense on deposits was due primarily to decreasing interest rates paid on deposits.

Provision for Loan Losses. We charge provisions for loan losses to earnings to maintain the total allowance for loan losses. Our determination of the allowance is based on an evaluation of the portfolio, past loss experience, current economic conditions, volume, growth and composition of the portfolio, and other relevant factors. The allowance is increased by provisions for loan losses which are charged against income. Our policies require the review of assets on a regular basis, and

                                      (8)

                    HERITAGE BANCSHARES, INC. AND SUBSIDIARY

we appropriately classify loans as well as other assets if warranted. We believe we use the best information available to make a determination with respect to the allowance for loan losses, recognizing that adjustments may be necessary depending upon a change in economic conditions.

The provision for loan losses made during the three months ended March 31, 2002 totaled $15,000 compared with no provision during the same period in 2001. This increase was due primarily to the growth in our loan portfolio. Our current loan loss reserve as of March 31, 2002 was $335,000. Increased charge offs and changes in the risk composition of the loan portfolio will result in increased provisions for loan losses and increases in the allowance for loan losses as a percentage of total loans.

While management uses the best information available to make evaluations, adjustments to the allowance may be necessary based on changes in economic and other conditions. We anticipate that our allowance for loan losses will increase as we continue to implement Heritage Bancshares, Inc.'s strategy of originating primarily construction and commercial loans. Additionally, the Texas Savings and Loan Department and the Federal Deposit Insurance Corporation, as an integral part of examination processes, periodically review the Bank's allowance for loan losses. These regulatory agencies may require the recognition of adjustments to the allowance for loan losses based on their judgment of information available to them at the time of their examination.

Non-interest Income. Non-interest income decreased $7,000 to $29,000 for the three months ended March 31, 2002 compared to $36,000 for the three months ended March 31, 2001. The decrease was due primarily to the elimination of the Federal National Mortgage Association servicing income during 2001.

Non-interest Expense. Non-interest expense increased $57,000 or 16.3% to $406,000 for the three months ended March 31, 2002 compared to $349,000 for the three months ended March 31, 2001. This increase was primarily due to $88,000 additional compensation and benefits costs associated with our increase in staff and a $28,000 increase in occupancy expense due to increased depreciation from the acquisition of capital assets, partially offset by the $60,000 reduction in the loss on sale of securities.

Non-Performing Assets. The table below sets forth the amounts and categories of non-performing assets in our loan portfolio. Non-performing assets consist of non-accrual loans, accruing loans past due 90 days and more, and foreclosed assets. Loans to a customer whose financial condition has deteriorated are considered for non-accrual status whether or not the loan is 90 days and over past due. Generally, all loans past due 90 days and over are classified as non-accrual. On non-accrual loans, interest income is not recognized until actually collected. At the time the loan is placed on non-accrual status, interest previously accrued but not collected is reversed and charged against current income.

Foreclosed assets consist of real estate and other assets, which have been acquired through foreclosure on loans. At the time of foreclosure, assets are recorded at the lower of their estimated fair value less selling costs or the loan balance, with any write-down charged against the allowance for loan losses. At all dates presented, we had no troubled debt restructurings, which involve

                                      (9)

                    HERITAGE BANCSHARES, INC. AND SUBSIDIARY

forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates.

                                                        At March 31, 2002 At March 31, 2001
                                                                (Dollars in thousands)
                                                                ----------------------
Non-accruing loans:
Consumer ............................................          $   22           $    4
Real estate .........................................           1,939              916
                                                               ------           ------
Total ...............................................          $1,961           $  920

Accruing loans past due 90 days and over:
Consumer ............................................          $    0           $    0
Real Estate .........................................               0                0
                                                               ------           ------
Total ...............................................          $    0           $    0


Total non-performing loans: .........................          $1,961           $  920

Foreclosed assets ...................................          $  241           $   20

Total non-performing assets .........................          $2,202           $  940

Allowance for loan losses ...........................          $  335           $  305

Coverage of non-performing loans ....................            17.3%            33.2%

Non-performing assets as a percentage of total assets             5.4%             2.4%


Non-accruing loans were primarily in connection with construction loans. Management believes the amount of non-accrual loans at March 31, 2002 is atypical due to internal processing difficulties arising in connection with construction loans. These processing difficulties have been subsequently
resolved  and  loans  past  due  90  days  have  been   significantly   reduced.
Additionally, management requires 20% equity on all construction loans and believes these loans are adequately secured as of March 31, 2002.

Other Loans of Concern
In the opinion of management, there are no other loans of concern which are not previously classified that specifically represent a risk of loss.

Allowance for Loan Losses
We maintain an allowance for loan losses to absorb losses inherent in the loan portfolio. The allowance is based on ongoing, quarterly assessments of the estimated losses inherent in the loan portfolio. Our methodology for assessing the appropriateness of the allowance consists of several key elements, which include the ratio analysis and specific allowances for identified problem loans. In addition, the allowance


                                      (10)

                    HERITAGE BANCSHARES, INC. AND SUBSIDIARY

incorporates the results of measuring impaired loans as provided in Financial Accounting Standards (FAS) No. 114, Accounting by Creditors for Impairment of a Loan, as amended by FAS No. 118. These accounting standards prescribe the measurement methods, income recognition and disclosures related to impaired loans.

At March 31, 2002, our allowance for loan losses was $335,000 or 1.04% of the total loan portfolio and approximately 17.3% of total non-performing loans. Assessing the adequacy of the allowance for loan losses is inherently subjective as it requires making material estimates, including the amount and timing of future cash flows expected to be received on impaired loans, that may be susceptible to significant change. In the opinion of management, the allowance, when taken as a whole, is adequate to absorb reasonable estimated loan losses inherent in our loan portfolio.

Income tax expense. For the three months ended March 31, 2002, there was no income tax expense or benefit. For the three months ended March 31, 2001, income tax expense was $8,000.

Liquidity  and  Commitments
Our liquidity, represented by cash and cash equivalents and mortgage-backed and related securities, is a product of our operating, investing and financing activities. Our primary sources of funds are deposits, amortization, prepayments and maturities of outstanding loans and mortgage-backed and related securities, and other short-term investments and funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed related securities and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. In addition, we invest excess funds in short-term interest-earning assets, which provide liquidity to meet lending requirements. We also generate cash through borrowings. We utilize Federal Home Loan Bank advances to leverage our capital base and provide funds for our lending and investment activities, and enhance our interest rate risk management.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. We use our sources of funds primarily to meet ongoing commitments, to pay maturing time deposits and savings withdrawals, to fund loan commitments and to maintain our portfolio of mortgage-backed and related securities. At March 31, 2002, the total approved loan commitments unfunded amounted to $7.1 million, which consists of the unadvanced portion of construction loans. Based on historical experience, management believes that a significant portion of maturing deposits will remain with the Bank. The Bank anticipates that it will continue to have sufficient funds, through deposits and borrowings, to meet its current commitments. If the Bank requires funds beyond its internal funding capabilities, advances from the Federal Home Loan Bank of Dallas of approximately $11 million were available at March 31, 2002 as an additional source of funds.

The State of Texas regulations require the Bank to maintain liquidity in an amount not less than 10% of an amount equal to its average daily deposits for the most recently completed quarter in cash and readily marketable investments. For the quarter ended March 31, 2002, the Bank's liquidity was $7.2 million with a liquidity ratio of 22.2%.

                                      (11)

                    HERITAGE BANCSHARES, INC. AND SUBSIDIARY


Regulatory Capital Requirements
Federally insured savings institutions, such as Heritage Savings Bank, SSB, are required to maintain a minimum level of regulatory capital. The Federal Deposit Insurance Corporation has established capital standards, including a leverage ratio or core capital requirement and a risk-based capital requirement applicable to such savings institutions. These capital requirements must be generally as stringent as the comparable capital requirements for national banks. The Federal Deposit Insurance Corporation is also authorized to impose capital requirements in excess of these standards on individual institutions on a case-by-case basis.

The capital standards also require core capital equal to at least 4.0% of adjusted total assets unless its supervisory condition is such to allow it to maintain a 3.0% ratio. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships. At March 31, 2002, the Bank had no intangibles, which were subject to these tests.

At March 31, 2002, the Bank had core capital equal to $6.1 million, or 15.1% of adjusted total assets, which was $4.5 million above the minimum requirement of 4.0% in effect on that date.

The Federal Deposit Insurance Corporation also requires savings institutions to have total capital of at least 8.0% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital.

On March 31, 2002, the Bank had total risk-based capital of $6.5 million and risk-weighted assets of $30.0 million, or total capital of 21.6% of risk-weighted assets. This amount was approximately $4.1 million above the 8.0% requirement in effect on that date.

Impact of Inflation
The consolidated financial statements presented herein have been prepared in accordance with generally accepted accounting principles. These principles require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation.

Our primary assets and liabilities are monetary in nature. As a result, interest rates have a more significant impact on our performance than the effects of general levels of inflation. Interest rates, however, do not necessarily move in the same direction or with the same magnitude as the price of goods and services, since such prices are affected by inflation. In a period of rapidly rising interest rates, the liquidity and maturity structure of our assets and liabilities are critical to the maintenance of acceptable performance levels.

The principal effect of inflation, as distinct from levels of interest rates, on earnings is in the area of noninterest expense. Such expense items as employee compensation, employee benefits and occupancy and equipment costs may be subject to increases as a result of inflation. An additional

                                      (12)

                    HERITAGE BANCSHARES, INC. AND SUBSIDIARY

effect of inflation is the possible increase in the dollar value of the collateral securing the loans that we have made. We are unable to determine the extent, if any, to which properties securing our loans have appreciated in dollar value due to inflation.

Recent Accounting Pronouncements
In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133 (FAS 133), Accounting for Derivative Instruments and Hedging Activities. In July 1999, the FASB issued Statement No. 137, Deferral of the Effective Date of FASB Statement No. 133, which deferred the effective date of FAS 133 to fiscal years beginning after June 15, 2001. FAS 133 requires companies to record derivatives on the balance sheet at fair value. Changes in the fair values of those derivatives would be reported in earnings or other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value of assets or liabilities or cash flows from forecasted transactions. In June 2000, the FASB issued Statement No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No.
133. Because the Bank generally does not hold derivative instruments, the adoption of this Statement did not have a material impact on the financial statements.

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

                                      (13)

                    HERITAGE BANCSHARES, INC. AND SUBSIDIARY


accounted for after they have been initially recognized in the financial statements. The provisions of FAS 142 are required to be applied starting with fiscal years beginning after December 15, 2001. The adoption of this Statement did not have a material impact on the financial statements.

                                      (14)

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings. - None

Item 2.   Changes in Securities. - None

Item 3.   Defaults Upon Senior Securities. - None

Item 4.   Submission of Matters to a Vote of Security Holders. - None

Item 5.   Other Information. - None

Item 6.   Exhibits and Reports on Form 8-K.

          (a) Exhibit 3.2 Second Amended and Restated Bylaws of
              Heritage Bancshares, Inc.

          (b) No Form 8-K reports were filed during the quarter.

                                      (15)



                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          Heritage Bancshares, Inc.



Date: May 15, 2002
                          /s/ John H. Mackey
                          --------------------------------------------
                          By: John H. Mackey
                          Director, President & Chief Executive Officer (Duly Authorized Officer)



Date: May 15, 2002
                          /s/ Christi Thompson
                          --------------------------------------------
                          By: Christi Thompson
                          Director, Executive Vice President, Chief Financial
                            Officer,
                          Chief Operating Officer
                          (Principal Financial Officer)


                                      (16)