Form 10QSB
period 2002-06-30
HERITAGE BANCSHARES INC /TX
filed 2002-08-14
CIK 1160124

U.S SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

 [ X ] Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934.

                      For the Quarter Ended June 30, 2002.

 [   ]      Transition report under Section 13 or 15 (d) of the Exchange Act.

               For the transition period from ________ to ________


                        Commission file number 000-49637


                            HERITAGE BANCSHARES, INC.
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)


                Delaware                                      75-2963969
--------------------------------------------------------------------------------
    (State or Other Jurisdiction of                        (IRS Employer
     Incorporation or Organization)                         Identification No.)


                   102 West High Street, Terrell, Texas 75160
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (972)-563-2657
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

     Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filling requirements for the past 90 days.

Yes [ X ]   No [   ]


     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 8, 2002 there were 475,468 shares of common stock outstanding.

         Transitional Small Business Disclosure Format (check one):

Yes [   ]    No [ X ]


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

   Consolidated Balance Sheet as of June 30, 2002 (unaudited) and December 31, 2001.........1

   Consolidated Statement of Income for the three months and six months ended
   June 30, 2002 and June 30, 2001(unaudited)...............................................2

   Consolidated Statement of Changes in Stockholders' Equity for the six months ended
   June 30, 2002 (unaudited)................................................................3

   Consolidated Statement of Cash Flows for the six months ended June 30, 2002 and June 30, 2001 (unaudited)............................................................4

   Notes to Consolidated Financial Statements...............................................5



Item 2. Management's Discussion and Analysis................................................7


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings..................................................................16

Item 2.  Changes in Securities..............................................................16

Item 3.  Defaults Upon Senior Securities....................................................16

Item 4.  Submission of Matters to a Vote of Security Holders................................16

Item 5.  Other Information..................................................................16

Item 6.  Exhibits and Reports on Form 8-K...................................................17

Signatures..................................................................................18



                                 PART 1- ITEM 1
                              FINANCIAL STATEMENTS

                    HERITAGE BANCSHARES, INC. AND SUBSIDIARY
                           Consolidated Balance Sheet

               At June 30, 2002 (unaudited) and December 31, 2001
                      (In Thousands, Except Share Amounts)


                                                                     June 30,    December 31,
                                                                       2002          2001
                                                                       ----          ----
ASSETS

Cash and due from banks                                             $  1,002      $    978
Federal funds sold                                                        49         1,100
                                                                    --------      --------
        Total cash and cash equivalents                                1,051         2,078
Interest bearing deposits in other banks                               3,645         1,151
Securities available for sale                                          3,194         1,923
Loans, net                                                            35,643        31,669
Bank premises and equipment, net                                         635           604
Accrued interest receivable                                              240           269
Other assets                                                           1,251           949
                                                                    --------      --------
               Total assets                                         $ 45,659      $ 38,643
                                                                    ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                            $ 31,882      $ 32,682
Advances from Federal Home Loan Bank                                   5,452         1,940
Other liabilities                                                        278            90
                                                                    --------      --------
        Total liabilities                                             37,612        34,712
Commitments and contingencies                                             --            --
 Stockholders' equity:
    Preferred stock, $.01 par value, 200,000 shares authorized,
        no shares issued and outstanding                                  --            --
    Common stock, $.01 par value, 1,800,000 shares authorized,
        491,468 shares issued and outstanding                              5            --
    Additional paid-in capital                                         4,471            --
    Retained earnings                                                  3,919         3,895
    Unearned ESOP shares                                                (375)           --
    Accumulated other comprehensive
        income, net of tax                                                27            36
                                                                    --------      --------
        Total  stockholders' equity                                    8,047         3,931
                                                                    --------      --------
               Total liabilities and stockholders' equity           $ 45,659      $ 38,643
                                                                    ========      ========


          See accompanying notes to consolidated financial statements.


                    HERITAGE BANCSHARES, INC. AND SUBSIDIARY
                        Consolidated Statement of Income

  For the Three Months and Six Months Ended June 30, 2002 and 2001 (Unaudited)
                      (In Thousands, Except Per Share Data)


                                                            Three Months      Three Months       Six Months         Six Months
                                                            Ended June 30,    Ended June 30,    Ended June 30,     Ended June 30,
                                                                2002              2001              2002                2001
                                                                ----              ----              ----                ----
Interest income:
     Loans                                                     $  753            $  651            $1,381            $1,254
     Investment securities                                         23                87                52               227
     Other                                                         29                51                63                94
                                                               ------            ------            ------            ------
             Total interest income                                805               789             1,496             1,575
                                                               ------            ------            ------            ------
Interest expense:
     Deposits                                                     242               409               519               832
     Advances from Federal Home Loan Bank                          38                29                67                61
                                                               ------            ------            ------            ------

              Total interest expense                              280               438               586               893
                                                               ------            ------            ------            ------

Net interest income                                               525               351               910               682

Provision for loan losses                                          15                --                30                --
                                                               ------            ------            ------            ------
Net interest income after provision for loan losses               510               351               880               682
                                                               ------            ------            ------            ------
Noninterest income:
     Fee income and service charges                                19                 9                33                18
     Net gain on sale of securities                                 1                 8                 6                --
     Bonding claim settlement                                      --               400                --               400
     Other                                                         23                15                33                42
                                                               ------            ------            ------            ------
              Total noninterest income                             43               432                72               460
                                                               ------            ------            ------            ------

Noninterest expense:
     Net loss on sale of securities                                --                --                --                52
     Compensation and benefits                                    241               171               459               301
     Occupancy                                                     67                37               129                71
     Data processing                                               29                21                58                54
     Other                                                        173               167               270               259
                                                               ------            ------            ------            ------
              Total noninterest expense                           510               396               916               737
                                                               ------            ------            ------            ------
Income before income tax expense                                   43               387                36               405

Income tax expense                                                 12                --                12                --
                                                               ------            ------            ------            ------
Net income                                                     $   31            $  387            $   24            $  405
                                                               ======            ======            ======            ======

Earnings per share - Basic and Diluted                         $ 0.06               N/A            $ 0.07               N/A
                                                               ======            ======            ======            ======



         See accompanying notes to consolidated financial statements.


                    HERITAGE BANCSHARES, INC. AND SUBSIDIARY
                   Consolidated Statement of Changes in Equity

               For the Six Months Ended June 30, 2002 (Unaudited)
                                 (In Thousands)

                                                    Accumulated
                                                       Other                                Additional                  Unearned
                                    Comprehensive  Comprehensive  Preferred    Common        Paid-In      Retained        ESOP
                                        Gain          Income        Stock      Stock         Capital      Earnings       Shares
                                        ----          ------        -----      -----         -------      --------       ------

Balance at December 31, 2001          $   --         $   36         $--        $   --        $   --        $3,895        $   --

Net income for the six months
     ended June 30, 2002                  24             --          --            --            --            24            --
Sale of common stock                      --             --          --             5         4,471            --          (393)
Repayment of ESOP note
     payable                              --             --          --            --            --            --            18
Unrealized losses arising
     during the period (net of
     tax)                                 (9)            (9)         --            --            --            --            --
                                      ------         ------         ---        ------        ------        ------        ------

Balance at June 30, 2002              $   15         $   27         $--        $    5        $4,471        $3,919        $ (375)
                                      ======         ======         ===        ======        ======        ======        ======


          See accompanying notes to consolidated financial statements.


                    HERITAGE BANCSHARES, INC. AND SUBSIDIARY
                      Consolidated Statement of Cash Flows

           For the Six Months Ended June 30, 2002 and 2001 (Unaudited)
                                 (In Thousands)


                                                                                  Six Months       Six Months
                                                                                Ended June 30,    Ended June 30,
                                                                                    2002              2001
                                                                                    ----              ----
Cash flows from operating activities:
      Net income                                                                   $    24         $   405
          Adjustments to reconcile net income to
             net cash provided by operating activities:
                Depreciation                                                            58              22
                Provision allowance for loan losses                                     30              --
                Bonding claim settlement                                                --            (400)
                (Gain) loss on sale of securities                                       (6)             52
                (Increase) decrease in accrued interest and other assets              (273)            114
                Increase (decrease) in accrued interest and other liabilities          188             (10)
                                                                                   -------         -------

                   Net cash provided by operating activities                            21             183
                                                                                   -------         -------

Cash flows from investing activities:
      Net sales, calls and paydowns of securtities available for sale                  316           6,094
      Purchases of securities available for sale                                    (1,587)             --
      Increase in interest bearing deposits in other banks                          (2,494)         (2,013)
      Net loans originated                                                          (3,989)         (2,641)
      Net additions of property and equipment                                         (107)           (105)
                                                                                   -------         -------

                   Net cash (used) provided by investing activities                 (7,861)          1,335
                                                                                   -------         -------

Cash flows from financing activities:
      Net decrease in demand, money market and
          savings accounts                                                          (1,528)         (1,115)
      Net proceeds from originating certificates of deposit                            728             267
      Net increase (decrease) in advances from Federal Home Loan Bank                3,512            (189)
      Net proceeds from sale of common stock                                         4,476              --
      Net increase in unearned ESOP shares                                            (375)             --
                                                                                   -------         -------

                   Net cash provided (used) by financing activities                  6,813          (1,037)
                                                                                   -------         -------

Net (decrease) increase in cash and cash equivalents                                (1,027)            481

Cash and cash equivalents at beginning of period                                     2,078           1,753
                                                                                   -------         -------

Cash and cash equivalents at end of period                                         $ 1,051         $ 2,234
                                                                                   =======         =======





          See accompanying notes to consolidated financial statements.

                    HERITAGE BANCSHARES, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


1. Basis of Presentation

The accompanying consolidated financial statements include the accounts of Heritage Bancshares, Inc. (Bancshares) and its wholly-owned subsidiary, Heritage Bank, SSB (Bank) and the Bank's wholly-owned subsidiary, TFS Investment Corporation (TFS).

Bancshares was incorporated in September of 2001 to facilitate the conversion of the Bank from a mutual to stock form. On February 22, 2002, with the consummation of the conversion, Bancshares became the holding company of the Bank. Bancshares had no results of operations prior to February 2002.
Accordingly, all financial information presented prior to February 2002, will include only the Bank and its wholly owned subsidiary, TFS.

The Bank was established in 1922 as Terrell Federal Building and Loan Association, and in the 1930's changed its name to Terrell Federal Savings and Loan Association. In October 1999, Terrell Federal Savings and Loan Association converted from a federally chartered savings and loan to a state chartered mutual savings bank and changed its name to Heritage Savings Bank, SSB. The Bank went through a more recent name change to Heritage Bank, SSB effective May 17, 2002. The Bank's primary source of revenue is interest on loans and mortgage-backed and related securities. The Bank is subject to competition from other financial institutions. The Bank is also subject to the regulations of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position as of June 30, 2002 and the consolidated results of its operations, changes in stockholders' equity, and cash flows for the periods ended June 30, 2002 and are of a normal, recurring nature. Also in the opinion of management, the June 30, 2001 statement of income and cash flow contain all adjustments necessary to present fairly the results of its operations for the periods ended June 30, 2001 and are of a normal recurring nature.

Certain information and note disclosures normally included in Heritage Bancshares, Inc.'s consolidated annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Heritage Bancshares, Inc.'s Form 10-KSB annual report for the fiscal year ended December 31, 2001 filed with the SEC. The consolidated statement of financial condition of Heritage Bancshares, Inc. as of December 31, 2001 has been derived from the audited consolidated statement of financial condition of Heritage Savings Bank, SSB as of that date.

                    HERITAGE BANCSHARES, INC. AND SUBSIDIARY


Operating results for the three and six-month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2002.


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

3. Earnings Per Share

The computation of per share earnings for the three months ended June 30, 2002 and six months ended June 30, 2002 are as follows (in thousands, except share amounts):

                                          Three months           Six months
                                      ended June 30, 2002   ended June 30, 2002
                                      -------------------   -------------------
Net income                                     $31                   $24
Average common shares outstanding          491,468               350,269
Basic and diluted earnings per share          $.06                  $.07


At June 30, 2001, the Bank was a mutual institution and, thus, net earnings per share is not reported on the results of operations for the periods then ended.

4. Employee Benefits

Heritage Bancshares, Inc., established an Employee Stock Ownership Plan (ESOP) for the benefit of its employees. As part of the conversion, the ESOP purchased 39,317 shares of common stock for approximately $393,000 with funds borrowed from the Bank. The ESOP expense was $14,000 for the three months ended June 30, 2002 and $27,000 for the six-month period ended June 30, 2002.

Shares purchased by the ESOP with the loan proceeds are allocated to ESOP participants based on a pro rata basis as debt service payments are made to the Bank on an annual basis. The loan is secured by the shares purchased with the proceeds and will be repaid by the ESOP with funds from the Bank's discretionary contributions to the ESOP and earnings on ESOP assets. Principal payments are scheduled to occur over a ten-year period. At June 30, 2002 the note payable associated with the ESOP was $375,000.

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

FINANCIAL CONDITION

General. At June 30, 2002, our total assets increased by $7.1 million or 18.4% to $45.7 million from $38.6 million at December 31, 2001. The increase in assets was primarily due to a $4.0 million growth in net loans, a $2.5 million growth in interest bearing deposits held in other banks, a $1.3 million growth in securities available for sale, and a $300,000 increase in other assets, partially offset by a $1.05 million decrease in federal funds sold.

Federal Funds Sold. At June 30, 2002, federal funds decreased $1.05 million to $49,000 from $1.1 million at December 31, 2001. The decrease was offset by the increase in interest bearing deposits in other banks.

Interest Bearing Deposits in Other Banks. At June 30, 2002, interest bearing deposits in other banks increased $2.5 million to $3.6 million from $1.1 million at December 31, 2001. The increase was due to the proceeds received from the stock offering and the decrease in federal funds sold.

                    HERITAGE BANCSHARES, INC. AND SUBSIDIARY


Loans. At June 30, 2002, our net loan portfolio increased $4.0 million or 12.5% to $35.7 million from $31.7 million at December 31, 2001. The increase in the loan portfolio over this time period was due to increased loan demand caused by efforts to expand our real estate and commercial business lending activities. The loan portfolio increased in all categories, with the largest increases in real estate loans and consumer loans.

Securities. Mortgage-backed and related securities available for sale were $3.2 million at June 30, 2002, compared to $1.9 million at December 31, 2001. This $1.3 million or 6.6% increase was a result of securities purchased at the holding company level with proceeds from the stock offering.

Liabilities. Our total liabilities increased $2.9 million or 8.4% to $37.6 million at June 30, 2002 compared to $34.7 million at December 31, 2001. This increase was due primarily to an increase of $3.5 million in advances from the Federal Home Loan Bank to meet our funding and liquidity needs, partially offset by the decrease in deposits of $800,000. This decrease in deposits resulted from the purchase of Bancshares' stock by our depositors with funds held at the Bank.

Equity. Total equity increased by $4.1 million to $8.0 million at June 30, 2002 compared to $3.9 million at December 31, 2001, as a result of the stock offering.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2002 AND JUNE 30, 2001

General. We reported a net income of $31,000 for the three months ended June 30, 2002 and net income of $387,000 for the three months ended June 30, 2001. We reported a net income of $24,000 for the six months ended June 30, 2002 and net income of $405,000 for the six months ended June 30, 2001. During June, 2001, we received a previously reported, one-time bonding claim settlement of $400,000. Also during 2001, we substantially reduced our investment portfolio of mortgage-backed securities in order to re-position our balance sheet out of long term, fixed rate securities.

Excluding the bonding claim settlement of $400,000, Bancshares' net income amounted to $31,000 and $24,000 for the three and six months ended June 30, 2002, respectively, as compared to a net loss of $13,000 and net income of $5,000, respectively, for the same periods in 2001.

Net Interest Income. Net interest income increased from $351,000 to $525,000 for the three months ended June 30, 2002 compared to the same period in 2001. Net interest income increased from $682,000 to $910,000 for the six months ended June 30, 2002 compared to the same period in 2001.

                    HERITAGE BANCSHARES, INC. AND SUBSIDIARY


Interest Income. Interest income increased $16,000 from $789,000 for the three months ended June 30, 2001 to $805,000 for the three months ended June 30, 2002. The increase was due to our growth in the loan portfolio, partially offset by the overall reduction in interest rates in our loan portfolio and a substantial reduction of our securities portfolio. Interest income on loans increased $102,000 and was partially offset by a decrease in interest income on investment securities of $64,000.

Interest income decreased $79,000 to $1,496,000 for the six months ended June 30, 2002 compared to $1,575,000 for the six months ended June 30, 2001. The decrease was due to a substantial reduction of our securities portfolio and an overall reduction in interest rates in regard to our loan portfolio, partially offset by our growth in loans. Interest income on investment securities decreased $175,000, partially offset by an increase in interest income on loans of $127,000.

Interest Expense. Interest expense decreased $158,000 to $280,000 for the three months ended June 30, 2002 compared to $438,000 for the three months ended June 30, 2001. The $167,000 decrease in interest expense on deposits was due primarily to decreasing rates paid on deposits.

Interest expense decreased $307,000 to $586,000 for the six months ended June 30, 2002 compared to $893,000 for the six months ended June 30, 2001. The
$313,000 decrease in interest expense on deposits was due primarily to decreasing interest rates paid on deposits.

Provision for Loan Losses. We charge provisions for loan losses to earnings to maintain the total allowance for loan losses. Our determination of the allowance is based on an evaluation of the portfolio, past loss experience, current economic conditions, volume, growth and composition of the portfolio, and other relevant factors. The allowance is increased by provisions for loan losses which are charged against income. Our policies require the review of assets on a regular basis, and we appropriately classify loans as well as other assets if warranted. We believe we use the best information available to make a determination with respect to the allowance for loan losses, recognizing that adjustments may be necessary depending upon a change in economic conditions.

The provision for loan losses made during the three months and six months ended June 30, 2002 totaled $15,000 and $30,000, respectively, compared with no provision during the same periods in 2001. These increases were due primarily to the growth in our loan portfolio. Our current loan loss reserve as of June 30, 2002 was $350,000. Increased charge offs and changes in the risk composition of the loan portfolio will result in increased provisions for loan losses and increases in the allowance for loan losses as a percentage of total loans.

                    HERITAGE BANCSHARES, INC. AND SUBSIDIARY



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


Non-interest Income. Non-interest income decreased $389,000 to $43,000 for the three months ended June 30, 2002 compared to $432,000 for the three months ended June 30, 2001. Non-interest income decreased $388,000 to $72,000 for the six months ended June 30, 2002 compared to $460,000 for the six months ended June 30, 2001. These decreases were due primarily to a previously reported, one-time bonding claim settlement of $400,000 recognized in June, 2001 relating to a loss in 1999 in regard to investments purchased where the investment broker had fraudulently misrepresented the amount of assets acquired. The reduction in gains on sales of investments during the three months ended June 30, 2002 as compared to the same period ending June 30, 2001 was offset by increases in service charges. The decrease for the six months ended June 30, 2002 as compared to the same period ending June 30, 2001 was partially offset by increases in service charges and a gain on sale of investments.

Non-interest Expense. Non-interest expense increased $114,000 or 28.8% to $510,000 for the three months ended June 30, 2002 compared to $396,000 for the three months ended June 30, 2001. This increase was primarily due to a $70,000 additional compensation and benefits cost associated with our increase in staff and a $30,000 increase in occupancy expense due to increased depreciation from the acquisition of capital assets.

Non-interest expense increased $179,000 or 24.3% to $916,000 for the six months ended June 30, 2002 compared to $737,000 for the six months ended June 30, 2001. This increase was primarily due to $158,000 additional compensation and benefits costs associated with our increase in staff and a $58,000 increase in occupancy expense due to increased depreciation from the acquisition of capital assets, partially offset by the $52,000 reduction in the loss on sale of securities.

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

                    HERITAGE BANCSHARES, INC. AND SUBSIDIARY


Foreclosed assets consist of real estate and other assets, which have been acquired through foreclosure on loans. At the time of foreclosure, assets are recorded at the lower of their estimated fair value less selling costs or the loan balance, with any write-down charged against the allowance for loan losses. At all dates presented, we had no troubled debt restructurings, which involve forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates.


                                                   At June 30, 2002    At June 30, 2001
                                                          (Dollars in thousands)
                                                   -------------------------------------
Non-accruing loans:
Consumer ............................................      $ 12               $ 20
Real estate .........................................       309                588
                                                           ----               ----
Total ...............................................      $321               $608

Accruing loans past due 90 days and over:
Consumer ............................................      $  0               $  0
Real Estate .........................................         0                  0
                                                           ----               ----
Total ...............................................      $  0               $  0

Total non-performing loans:                                $321               $608



Foreclosed assets ...................................      $241               $  0

Total non-performing assets .........................      $562               $608

Allowance for loan losses ...........................      $350               $304

Coverage of non-performing loans ....................      62.3%              50.0%

Non-performing assets as a percentage of total assets       1.2%               1.6%




Non-accruing loans were primarily in connection with construction loans. Management requires 20% equity on all construction loans and believes these loans are adequately secured as of June 30, 2002.

Other Loans of Concern

In the opinion of management, there are no other loans of concern which are not previously classified that specifically represent a risk of loss.

                    HERITAGE BANCSHARES, INC. AND SUBSIDIARY


Allowance for Loan Losses

We maintain an allowance for loan losses to absorb losses inherent in the loan portfolio. The allowance is based on ongoing, quarterly assessments of the estimated losses inherent in the loan portfolio. Our methodology for assessing the appropriateness of the allowance consists of several key elements, which include the ratio analysis and specific allowances for identified problem loans. In addition, the allowance incorporates the results of measuring impaired loans as provided in Financial Accounting Standards (FAS) No. 114, Accounting by Creditors for Impairment of a Loan, as amended by FAS No. 118. These accounting standards prescribe the measurement methods, income recognition and disclosures related to impaired loans.

At June 30, 2002, our allowance for loan losses was $350,000 or 0.97% of the total loan portfolio and approximately 62.3% of total non-performing loans. Assessing the adequacy of the allowance for loan losses is inherently subjective as it requires making material estimates, including the amount and timing of future cash flows expected to be received on impaired loans, that may be susceptible to significant change. In the opinion of management, the allowance, when taken as a whole, is adequate to absorb reasonable estimated loan losses inherent in our loan portfolio.



Income tax expense. For the three months and six months ended June 30, 2002, there was $12,000 in income tax expense. For the three months and six months ended June 30, 2001, there was no income tax expense or benefit.

Liquidity and Commitments

Our liquidity, represented by cash and cash equivalents and mortgage-backed and related securities, is a product of our operating, investing and financing activities. Our primary sources of funds are deposits, amortization, prepayments and maturities of outstanding loans and mortgage-backed and related securities, and other short-term investments and funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed and related securities and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. In addition, we invest excess funds in short-term interest-earning assets, which provide liquidity to meet lending requirements. We also generate cash through borrowings. We utilize Federal Home Loan Bank advances to leverage our capital base and provide funds for our lending and investment activities, and enhance our interest rate risk management.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. We use our sources of funds primarily to meet ongoing commitments, to pay maturing time deposits and savings withdrawals, to fund loan commitments and to maintain our portfolio of mortgage-backed and related securities. At June 30, 2002, the total approved loan commitments unfunded amounted to $4.4 million, which consists of the unadvanced portion of construction loans. Based on

                    HERITAGE BANCSHARES, INC. AND SUBSIDIARY


historical experience, management believes that a significant portion of maturing deposits will remain with the Bank. The Bank anticipates that it will continue to have sufficient funds, through deposits and borrowings, to meet its current commitments. If the Bank requires funds beyond its internal funding capabilities, advances from the Federal Home Loan Bank of Dallas of approximately $6 million were available at June 30, 2002 as an additional source of funds.


The State of Texas regulations require the Bank to maintain liquidity in an amount not less than 10% of an amount equal to its average daily deposits for the most recently completed quarter in cash and readily marketable investments. For the quarter ended June 30, 2002, the Bank's liquidity was $4.4 million with a liquidity ratio of 13.3%.


Regulatory Capital Requirements

Federally insured savings institutions, such as Heritage Bank, SSB, are required to maintain a minimum level of regulatory capital. The Federal Deposit Insurance Corporation has established capital standards, including a leverage ratio or core capital requirement and a risk-based capital requirement applicable to such savings institutions. These capital requirements must be generally as stringent as the comparable capital requirements for national banks. The Federal Deposit Insurance Corporation is also authorized to impose capital requirements in excess of these standards on individual institutions on a case-by-case basis.

The capital standards also require core capital equal to at least 4.0% of adjusted total assets unless its supervisory condition is such to allow it to maintain a 3.0% ratio. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships. At June 30, 2002, the Bank had no intangibles, which were subject to these tests.

At June 30, 2002, the Bank had core capital equal to $6.2 million, or 15.4% of adjusted total assets, which was $4.6 million above the minimum requirement of 4.0% in effect on that date.

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

On June 30, 2002, the Bank had total risk-based capital of $6.5 million and risk-weighted assets of $36.2 million, or total capital of 18.0% of risk-weighted assets. This amount was approximately $3.6 million above the 8.0% requirement in effect on that date.

                    HERITAGE BANCSHARES, INC. AND SUBSIDIARY


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


The principal effect of inflation, as distinct from levels of interest rates, on earnings is in the area of noninterest expense. Such expense items as employee compensation, employee benefits and occupancy and equipment costs may be subject to increases as a result of inflation. An additional effect of inflation is the possible increase in the dollar value of the collateral securing the loans that we have made. We are unable to determine the extent, if any, to which properties securing our loans have appreciated in dollar value due to inflation.

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

In September 2000, the FASB issued Statement No. 140 (FAS 140), Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which replaces FAS 125 (of the same title). FAS 140 revises certain standards in the accounting for securitizations and other transfers of financial assets and collateral, and requires some disclosures relating to securitization transactions and collateral, but it carries over most of FAS 125's provisions. The collateral and disclosure provisions of FAS 140 are effective for year-end 2000 financial statements. The other provisions of this Statement are effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after June 30, 2001. The adoption of this Statement did not have a material impact on the financial statements.

                    HERITAGE BANCSHARES, INC. AND SUBSIDIARY


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

                    HERITAGE BANCSHARES, INC. AND SUBSIDIARY


PART II - OTHER INFORMATION


Item 1. Legal Proceedings. - None

Item 2. Changes in Securities. - None

Item 3. Defaults Upon Senior Securities. - None

Item 4. Submission of Matters to a Vote of Security Holders.

        (a) An Annual Meeting of Stockholders ("Annual Meeting") was held on May 29, 2002 at 9:00 a.m.

        (b)  Not Applicable.

        (c) Two matters were voted upon at the Annual Meeting. The stockholders approved matters brought before the Annual Meeting. There were 491,468 shares of common stock entitled to be voted at the Annual Meeting. There were no broker non-votes in connection with the Annual Meeting. The matters voted upon together with the applicable voting results were as follows:

               (1) Proposal to elect three directors for a three-year term and until their successors are elected and qualified - Joy Milton Catlin received votes for 266,650; withheld 7,000; abstain 0; and not voted 217,818. Switzer L. Deason received votes for 267,650; withheld 6,000; abstain 0; and not voted 217,818. Mary Gayle Ramsey received votes for 266,600; withheld 7,050; abstain 0; and not voted 217,818.

               (2) Proposal to ratify the appointment of Payne Falkner Smith & Jones, P.C. as the Company's independent auditors for the year ending December 31, 2002; received votes for 272,650; with 0 against; 1,000 abstaining and not voting 217,818.

        (d)  Not Applicable.

Item 5. Other Information. - None

                    HERITAGE BANCSHARES, INC. AND SUBSIDIARY

Item 6. Exhibits and Reports on Form 8-K.

        (a)  Exhibit:

               99.1 Certification of Chief Executive Officer Pursuant to Section
                    906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) (the "Act")

             As indicated in Item 6(b) below, the Chief Financial Officer of Heritage Bancshares, Inc. resigned June 30, 2002. This position is temporarily vacant. Accordingly, there is currently no chief financial officer (or equivalent thereof) to execute a certification pursuant to Section 906 of the Act. The Form 10-QSB will be amended to file such certification of chief financial officer once a replacement has been hired.

        (b)  On June 25, 2002, Heritage Bancshares,  Inc. filed a Form 8-K under
             Item 5 announcing the resignation of its Chief Financial Officer, who also served as Director, Executive Vice President and Chief Operating Officer, to be effective on June 30, 2002.

                    HERITAGE BANCSHARES, INC. AND SUBSIDIARY




                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Heritage Bancshares, Inc.



Date: August 14, 2002
                                   /s/ John H. Mackey
                                   ---------------------------------------------
                               By: John H. Mackey
                                   Director, President & Chief Executive Officer (Duly Authorized Officer)



Date: August 14, 2002
                                   /s/ Lisa Stuart
                                   ---------------------------------------------
                               By: Lisa Stuart
                                   Assistant Vice President Operations
                                   (Chief Accounting Officer)