Form 10QSB
period 2002-09-30
HERITAGE BANCSHARES INC /TX
filed 2002-11-15
CIK 1160124

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

 [X] Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934.

                    For the Quarter Ended September 30, 2002.

 [_]    Transition report under Section 13 or 15 (d) of the Exchange Act.

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

Yes [ X ]   No [  ]


     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 8, 2002 there were 475,468 shares of common stock outstanding.

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

   Consolidated Balance Sheet as of September 30, 2002 (unaudited) and December 31, 2001....1

   Consolidated Statement of Income for the three months and nine months ended
   September 30, 2002 and September 30, 2001(unaudited).....................................2

   Consolidated Statement of Changes in Stockholders' Equity for the nine months ended
   September 30, 2002 (unaudited)...........................................................3

   Consolidated Statement of Cash Flows for the nine months ended September 30, 2002 and September 30, 2001 (unaudited).......................................................4

   Notes to Consolidated Financial Statements...............................................5

Item 2. Management's Discussion and Analysis................................................7

Item 3. Controls and Procedures............................................................16


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.................................................................17

Item 2.  Changes in Securities.............................................................17

Item 3.  Defaults Upon Senior Securities...................................................17

Item 4.  Submission of Matters to a Vote of Security Holders...............................17

Item 5.  Other Information.................................................................17

Item 6.  Exhibits and Reports on Form 8-K..................................................17

Signatures.................................................................................18

Certifications.............................................................................19


                                 PART I - ITEM 1
                              FINANCIAL STATEMENTS

                    HERITAGE BANCSHARES, INC. AND SUBSIDIARY
                           Consolidated Balance Sheet

             At September 30, 2002 (unaudited) and December 31, 2001
                      (In Thousands, Except Share Amounts)


                                                                 September 30,  December 31,
                                                                     2002          2001
                                                                     ----          ----
ASSETS
------
Cash and due from banks                                            $  1,569     $    978
Federal funds sold                                                       49        1,100
                                                                   --------     --------
       Total cash and cash equivalents                                1,618        2,078
Interest bearing deposits in other banks                                880        1,151
Securities available for sale                                         2,550        1,923
Loans, net                                                           38,241       31,669
Bank premises and equipment, net                                        688          604
Accrued interest receivable                                             238          269
Other assets                                                          1,105          949
                                                                   --------     --------
             Total assets                                          $ 45,320     $ 38,643
                                                                   ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                           $ 32,305     $ 32,682
Advances from Federal Home Loan Bank                                  4,969        1,940
Other liabilities                                                       112           90
                                                                   --------     --------
       Total liabilities                                             37,386       34,712
Commitments and contingencies                                            --           --
 Stockholders' equity:
    Preferred stock, $.01 par value, 200,000 shares authorized,
       no shares issued and outstanding                                  --           --
    Common stock, $.01 par value, 1,800,000 shares authorized,
       475,468 shares issued and outstanding                              5           --
    Additional paid-in capital                                        4,471           --
    Retained earnings                                                 4,017        3,895
    Unearned ESOP shares                                               (375)          --
    Accumulated other comprehensive
       income, net of tax                                                15           36
                                                                   --------     --------
                                                                      8,133        3,931
   Treasury stock                                                      (199)          --
                                                                   --------     --------
       Total  stockholders' equity                                    7,934        3,931
                                                                   --------     --------
             Total liabilities and stockholders' equity            $ 45,320     $ 38,643
                                                                   ========     ========



          See accompanying notes to consolidated financial statements.

                                       (1)


                    HERITAGE BANCSHARES, INC. AND SUBSIDIARY
                        Consolidated Statements of Income

       For the Three Months Ended September 30, 2002 and 2001 (Unaudited)
                                 (In Thousands)





                                                           Three Months   Three Months    Nine Months     Nine Months
                                                          Ended Sept 30, Ended Sept 30,  Ended Sept 30,  Ended Sept 30,
                                                               2002           2001           2002              2001
                                                               ----           ----           ----              ----
Interest income:
     Loans                                                   $  755          $  631          $2,136          $1,885
     Investment securities                                       35              50              87             277
     Other                                                       23              50              86             144
                                                             ------          ------          ------          ------


             Total interest income                              813             731           2,309           2,306
                                                             ------          ------          ------          ------

Interest expense:
     Deposits                                                   238             380             757           1,212
     Advances from Federal Home Loan Bank                        51              29             118              90
                                                             ------          ------          ------          ------

              Total interest expense                            289             409             875           1,302
                                                             ------          ------          ------          ------
Net interest income                                             524             322           1,434           1,004

Provision for loan losses                                       108              --             138              --
                                                             ------          ------          ------          ------
Net interest income after provision for loan losses             416             322           1,296           1,004
                                                             ------          ------          ------          ------

Noninterest income:
     Fee income and service charges                              30              14              63              32
     Net gain on sale of securities                              --              --               6              --
     Bonding claim settlement                                    --              --              --             400
     Net gain on sale of real estate                            185               4             185               4
     Other                                                       84              --             117              42
                                                             ------          ------          ------          ------

              Total noninterest income                          299              18             371             478
                                                             ------          ------          ------          ------

Noninterest expense:
     Net loss on sale of securities                              --              --              --              52
     Compensation and benefits                                  250             148             709             449
     Occupancy                                                   85              51             214             122
     Data processing                                             34              37              92              91
     Other                                                      197             102             467             361
                                                             ------          ------          ------          ------

              Total noninterest expense                         566             338           1,482           1,075
                                                             ------          ------          ------          ------

Income before income tax expense                                149               2             185             407

Income tax expense                                               51              --              63              --
                                                             ------          ------          ------          ------

Net income                                                   $   98          $    2          $  122          $  407
                                                             ======          ======          ======          ======

Earnings per share - Basic and Diluted                       $ 0.20            N/A           $ 0.31            N/A
                                                             ======          ======          ======          ======


          See accompanying notes to consolidated financial statements.

                                       (2)


                    HERITAGE BANCSHARES, INC. AND SUBSIDIARY
            Consolidated Statement of Changes in Stockholders' Equity

            For the Nine Months ended September 30, 2002 (Unaudited)
                                 (In Thousands,)


                                                   Accumulated
                                                      Other                         Additional             Unearned
                                   Comprehensive  Comprehensive Preferred   Common   Paid-In    Retained     ESOP       Treasury
                                       Gain        Income       Stock       Stock    Capital    Earnings    Shares       Stock
                                       ----        ------       -----       -----    -------    --------    ------       -----
Balance at December 31, 2001         $    --     $    36         $--      $    --    $    --    $ 3,895    $    --     $    --

Net income for the nine months
     ended September 30, 2002            122          --          --           --         --        122         --          --
Sale of common stock                      --          --          --            5      4,471         --       (393)         --
Repayment of ESOP note
     payable                              --          --          --           --         --         --         18          --
Purchase of treasury stock                --          --          --           --         --         --         --        (199)
Unrealized losses arising
     during the period (net of
     tax)                                (21)        (21)         --           --         --         --         --          --
                                     -------     -------      -------     -------    -------    -------    -------     -------

Balance at September 30, 2002        $   101     $    15         $--      $     5    $ 4,471    $ 4,017    $  (375)    $  (199)
                                     =======     =======      =======     =======    =======    =======    =======     =======


          See accompanying notes to consolidated financial statements.

                                       (3)



                    HERITAGE BANCSHARES, INC. AND SUBSIDIARY
                      Consolidated Statement of Cash Flows

        For The Nine Months Ended September 30, 2002 and 2001 (Unaudited)
                                 (In Thousands )


                                                                                 Nine Months               Nine Months
                                                                             Ended September 30,       Ended September 30,
                                                                                    2002                      2001
                                                                                    ----                      ----
Cash flows from operating activities:
     Net income                                                                  $   122                   $   407
         Adjustments to reconcile net income to
            net cash provided by operating activities:
               Depreciation                                                           88                        39
               Provision for loan losses                                             138                        --
               (Gain) loss on sale of securities                                      (6)                       52
               Decrease in loans held for sale                                        --                       449
               (Increase) decrease in accrued interest and other assets             (125)                       58
               Increase in accrued interest and other liabilities                      1                        11
                                                                                 -------                   -------


                  Net cash provided by operating activities                          218                     1,016
                                                                                 -------                   -------

Cash flows from investing activities:
     Net sales, calls and paydowns of securities available for sale                  979                     6,805
     Purchases of securities available for sale                                   (1,600)                       --
     Decrease in interest bearing deposits in other banks                            271                       150
     Net loans originated                                                         (6,710)                   (6,250)
     Net additions of property and equipment                                        (172)                     (273)
                                                                                 -------                   -------

                  Net cash (used) provided by investing activities                (7,232)                      432
                                                                                 -------                   -------

Cash flows from financing activities:
     Net increase (decrease) in demand, money market and
         savings accounts                                                          1,166                      (729)
     Net (payments for) proceeds from certificates of deposit                     (1,543)                      729
     Net increase (decrease) in advances from Federal Home Loan Bank               3,029                      (286)
     Net proceeds from sale of common stock                                        4,476                        --
     Purchase of treasury stock                                                     (199)                       --
     Net increase in unearned ESOP shares                                           (375)                       --
                                                                                 -------                   -------


                  Net cash provided (used) by financing activities                 6,554                      (286)
                                                                                 -------                   -------

Net (decrease) increase in cash and cash equivalents                                (460)                    1,162

Cash and cash equivalents at beginning of period                                   2,078                     1,753
                                                                                 -------                   -------
Cash and cash equivalents at end of period                                       $ 1,618                   $ 2,915
                                                                                 =======                   =======


          See accompanying notes to consolidated financial statements.

                                       (4)

                     HERITAGE BANCSHARES, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


1. Basis of Presentation

The accompanying consolidated financial statements include the accounts of Heritage Bancshares, Inc. (Bancshares or Company) and its wholly-owned subsidiary, Heritage Bank, SSB (Bank) and the Bank's wholly-owned subsidiary, TFS Investment Corporation (TFS).

Bancshares was incorporated in September 2001 to facilitate the conversion of the Bank from a mutual to stock form. On February 22, 2002, with the consummation of the conversion, Bancshares became the holding company of the Bank. Bancshares had no results of operations prior to February 2002.
Accordingly, all financial information presented prior to February 2002, will include only the Bank and its wholly owned subsidiary, TFS.

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position as of September 30, 2002 and the consolidated results of its operations, changes in stockholders' equity, and cash flows for the periods ended September 30, 2002 and are of a normal, recurring nature. Also in the opinion of management, the September 30, 2001 statement of income and cash flow contain all adjustments necessary to present fairly the results of its operations for the periods ended September 30, 2001 and are of a normal recurring nature.

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

                                        (5)

                    HERITAGE BANCSHARES, INC. AND SUBSIDIARY


Operating results for the three and nine-month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2002.


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

3. Earnings Per Share

The computation of per share earnings for the three months ended September 30, 2002 and nine months ended September 30, 2002 are as follows (in thousands, except share amounts):

                                          Three months           Nine months
                                       ended Sept 30, 2002   ended Sept 30, 2002
                                       -------------------   -------------------

Net income                                 $     98                $    122
Average common shares outstanding           480,414                 393,761
Basic and diluted earnings per share       $    .20                $    .31

At September 30, 2001, the Bank was a mutual institution and, thus, net earnings per share is not reported on the results of operations for the periods then ended.

4. Employee Benefits

Heritage Bancshares, Inc., established an Employee Stock Ownership Plan (ESOP) for the benefit of its employees. As part of the conversion, the ESOP purchased 39,317 shares of common stock for approximately $393,000 with funds borrowed from Bancshares. The ESOP expense was $13,000 for the three months ended September 30, 2002 and $40,000 for the nine-month period ended September 30, 2002.

Shares purchased by the ESOP with the loan proceeds are allocated to ESOP participants based on a pro rata basis as debt service payments are made to Bancshares on an annual basis. The loan is secured by the shares purchased with the proceeds and will be repaid by the ESOP with funds from the Bank's discretionary contributions to the ESOP and earnings on ESOP assets. Principal payments are scheduled to occur over a ten-year period. At September 30, 2002 the note payable associated with the ESOP was $375,000.

                                      (6)

                    HERITAGE BANCSHARES, INC. AND SUBSIDIARY


Treasury Stock
--------------

In July 2002, the Company repurchased an aggregate 16,000 shares of its outstanding common stock at a purchase price of $199,000. The Company has chosen to account for its acquisition of treasury stock under the cost method.

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

FINANCIAL CONDITION

General. At September 30, 2002, our total assets increased by $6.7 million or 17.3% to $45.3 million from $38.6 million at December 31, 2001. The increase in assets was primarily due to a $6.6 million growth in net loans, a $600,000 increase in cash and due from banks and a $600,000 increase in securities available for sale, partially offset by a $1.0 million decrease in federal funds sold and a $300,000 decrease in interest bearing deposits in other banks.

Cash and Due From Banks. At September 30, 2002 cash and due from banks increased $600,000 to $1.6 million from $1.0 million at December 31, 2001. The increase was due to the decrease in federal funds sold.


                                      (7)

                    HERITAGE BANCSHARES, INC. AND SUBSIDIARY


Federal Funds Sold. At September 30, 2002, federal funds sold decreased $1.0 million to $49,000 from $1.1 million at December 31, 2001. The decrease was offset by the increase in cash and due from banks and an increase in loans.

Interest Bearing Deposits in Other Banks. At September 30, 2002, interest bearing deposits in other banks decreased $300,000 to $900,000 from $1.2 million at December 31, 2001. The decrease was due to the increase in loans.

Loans. At September 30, 2002, our net loan portfolio increased $6.6 million or 20.8% to $38.2 million from $31.7 million at December 31, 2001. The increase in the loan portfolio over this time period was due to increased loan demand caused by efforts to expand our real estate and commercial business lending activities. The loan portfolio increased in all categories, with the largest increases in real estate loans and consumer loans.

Securities. Mortgage-backed and related securities available for sale were $2.5 million at September 30, 2002, compared to $1.9 million at December 31, 2001. This $600,000 or 32.6% increase was a result of securities purchased at the holding company level with proceeds from the stock offering.

Liabilities. Our total liabilities increased $2.7 million or 7.7% to $37.4 million at September 30, 2002 compared to $34.7 million at December 31, 2001. This increase was due primarily to an increase of $3.0 million in advances from the Federal Home Loan Bank to meet our funding and liquidity needs, partially offset by the decrease in deposits of $400,000. This decrease in deposits resulted primarily from the purchase of Bancshares' stock by our depositors with funds held at the Bank.

Equity. Total equity increased by $4.0 million to $7.9 million at September 30, 2002 compared to $3.9 million at December 31, 2001, as a result of the stock offering, partially offset by a treasury stock repurchase of $199,000.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001

General. We reported a net income of $98,000 for the three months ended September 30, 2002 and net income of $2,000 for the three months ended September 30, 2001. We reported a net income of $122,000 for the nine months ended
September  30,  2002  and net  income  of  $407,000  for the nine  months  ended
September  30, 2001.  During  June,  2001,  we received a  previously  reported, one-time bonding claim settlement of $400,000. Also during 2001, we substantially reduced our investment portfolio of mortgage-backed securities in order to re-position our balance sheet out of long term, fixed rate securities.

Bancshares' net income amounted to $98,000 and $122,000 for the three and nine months ended September 30, 2002, respectively, as compared to a net income of $2,000 and $7,000, respectively, for the same periods in 2001, excluding the bonding claim settlement of $400,000.

                                      (8)

                    HERITAGE BANCSHARES, INC. AND SUBSIDIARY


Net Interest Income. Net interest income increased from $322,000 to $524,000 for the three months ended September 30, 2002 compared to the same period in 2001. Net interest income increased from $1,004,000 to $1,434,000 for the nine months ended September 30, 2002 compared to the same period in 2001.


Interest Income. Interest income increased $82,000 from $731,000 for the three months ended September 30, 2001 to $813,000 for the three months ended September 30, 2002. The increase was due to our growth in the loan portfolio, partially offset by the overall reduction in interest rates in our loan portfolio and a substantial reduction of our interest bearing deposits in other banks and our securities portfolio. Interest income on loans increased $124,000 and was partially offset by a decrease in other interest income of $27,000 and a decrease in interest income on investment securities of $15,000.

Interest income increased $3,000 to $2,309,000 for the nine months ended September 30, 2002 compared to $2,306,000 for the nine months ended September 30, 2001. The increase was due to a substantial growth in loans offset by a reduction of our securities portfolio, reduction of our interest bearing deposits in other banks and an overall reduction in interest rates in regard to our loan portfolio. Interest income on loans increased $251,000, offset by a decrease in interest income on investment securities of $190,000 and a decrease in other interest income of $58,000.

Interest Expense. Interest expense decreased $120,000 to $289,000 for the three months ended September 30, 2002 compared to $409,000 for the three months ended September 30, 2001. The $142,000 decrease in interest expense on deposits was due primarily to decreasing rates paid on deposits.

Interest expense decreased $427,000 to $875,000 for the nine months ended September 30, 2002 compared to $1,302,000 for the nine months ended September 30, 2001. The $455,000 decrease in interest expense on deposits was due primarily to decreasing interest rates paid on deposits.

Provision for Loan Losses. We charge provisions for loan losses to earnings to maintain the total allowance for loan losses. Our determination of the allowance is based on an evaluation of the portfolio, past loss experience, current economic conditions, volume, growth and composition of the portfolio, and other relevant factors. The allowance is increased by provisions for loan losses, which are charged against income. Our policies require the review of assets on a regular basis, and we appropriately classify loans as well as other assets if warranted. We believe we use the best information available to make a determination with respect to the allowance for loan losses, recognizing that adjustments may be necessary depending upon a change in economic conditions.

The provision for loan losses made during the three months and nine months ended September 30, 2002 totaled $108,000 and $138,000, respectively, compared with no provision during the same periods in 2001. These increases were due primarily to the growth in our loan portfolio. Our loan loss reserve as of September 30, 2002 was $451,000. Increased charge offs and changes in the risk composition of the loan portfolio will result in increased provisions for loan losses and increases in the allowance for loan losses as a percentage of total loans.

                                      (9)

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

Non-interest Income. Non-interest income increased $281,000 to $299,000 for the three months ended September 30, 2002 compared to $18,000 for the three months ended September 30, 2001. This increase was primarily due to a net gain on sale of real estate of $185,000 through the Bank's subsidiary, TFS, and $84,000 from the sale of servicing on loans owned by the Bank.

Non-interest income decreased $107,000 to $371,000 for the nine months ended September 30, 2002 compared to $478,000 for the nine months ended September 30, 2001. This decrease was due primarily to a previously reported, one-time bonding claim settlement of $400,000 recognized in June, 2001 relating to a loss in 1999 in regard to investments purchased where the investment broker had fraudulently misrepresented the amount of assets acquired. This was offset by gains on the sale of real estate and servicing as previously mentioned.

Non-interest Expense. Non-interest expense increased $228,000 or 67.5% to $566,000 for the three months ended September 30, 2002 compared to $338,000 for the three months ended September 30, 2001. This increase was primarily due to a $102,000 additional compensation and benefits cost associated with our increase in staff and a $34,000 increase in occupancy expense due to increased depreciation from the acquisition of capital assets. In addition the Bank opened two loan production offices in Terrell and Greenville, Texas during the third quarter of 2002 resulting in increase in other non-interest expense of $95,000.

Non-interest expense increased $407,000 or 37.9% to $1,482,000 for the nine months ended September 30, 2002 compared to $1,075,000 for the nine months ended September 30, 2001. This increase was primarily due to $260,000 additional compensation and benefits costs associated with our increase in staff and a $92,000 increase in occupancy expense due to increased depreciation from the acquisition of capital assets. The $106,000 increase in other non-interest expenses was related to the opening of loan production offices mentioned above. There was no net loss on sale of securities for the nine months ended September 30, 2002 compared to a $52,000 net loss on sale of securities, for the nine months ended September 30, 2001.

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

                                      (10)

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

                                                            At September 30,
                                                         2002            2001
                                                         ----            ----
                                                         (Dollars in thousands)
                                                        -----------------------
Non-accruing loans:
Consumer                                                $    3          $    9
Real estate                                              1,274             318
                                                        ------          ------
Total                                                   $1,277          $  327

Accruing loans past due 90 days and over:
Consumer                                                $   --          $   --
Real Estate                                                 --              --
                                                        ------          ------
Total                                                   $   --          $   --



Total non-performing loans:                             $1,277          $  327




Foreclosed assets                                       $  241          $   --

Total non-performing assets                             $1,518          $  327

Allowance for loan losses                               $  451          $  305

Coverage of non-performing loans                          35.3%           93.3%

Non-performing assets as a percentage of total assets      3.3%            0.8%

Non-accruing loans have increased due to the addition of five single family residential construction loans. Of these five loans, one borrower declared bankruptcy, two of the loans have since paid off, and two of the loans have been posted for foreclosure. Management requires 20% equity on all construction loans and believes these loans are adequately secured as of September 30, 2002.

Other Loans of Concern

In the opinion of management, there are no other loans of concern which are not previously classified that specifically represent a risk of loss.



                                      (11)

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

At September 30, 2002, our allowance for loan losses was $451,000 or 1.2% of the total loan portfolio and approximately 35.3% of total non-performing loans. Assessing the adequacy of the allowance for loan losses is inherently subjective as it requires making material estimates, including the amount and timing of future cash flows expected to be received on impaired loans, that may be susceptible to significant change. In the opinion of management, the allowance, when taken as a whole, is adequate to absorb reasonable estimated loan losses inherent in our loan portfolio.


Income tax expense. For the three months and nine months ended September 30, 2002, there was $51,000 and $63,000, respectively, in income tax expense. For the three months and nine months ended September 30, 2001, there was no income tax expense or benefit.

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

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. We use our sources of funds primarily to meet ongoing commitments, to pay maturing time deposits and savings withdrawals, to fund loan commitments and to maintain our portfolio of mortgage-backed and related securities. At September 30, 2002, the total approved loan commitments unfunded amounted to $7.9 million, which consists of the unfunded portion of construction loans. Based on

                                       (12)

                    HERITAGE BANCSHARES, INC. AND SUBSIDIARY


historical experience, management believes that a significant portion of maturing deposits will remain with the Bank. The Bank anticipates that it will continue to have sufficient funds, through deposits and borrowings, to meet its current commitments. If the Bank requires funds beyond its internal funding capabilities, advances from the Federal Home Loan Bank of Dallas of approximately $3 million were available at September 30, 2002 as an additional source of funds.

The State of Texas regulations require the Bank to maintain liquidity in an amount not less than 10% of an amount equal to its average daily deposits for the most recently completed quarter in cash and readily marketable investments. For the quarter ended September 30, 2002, the Bank's liquidity was $4.2 million with a liquidity ratio of 13.0%.


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

The capital standards also require core capital equal to at least 4.0% of adjusted total assets unless its supervisory condition is such to allow it to maintain a 3.0% ratio. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships. At September 30, 2002, the Bank had no intangibles, which were subject to these tests.

At September 30, 2002, the Bank had core capital equal to $6.1 million, or 13.5% of adjusted total assets, which was $4.3 million above the minimum requirement of 4.0% in effect on that date.

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

On September 30, 2002, the Bank had total risk-based capital of $6.5 million and risk-weighted assets of $33.8 million, or total capital of 19.2% of risk-weighted assets. This amount was approximately $3.8 million above the 8.0% requirement in effect on that date.

                                       (13)

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


In June 2001, the FASB issued Statement No. 143 (FAS 143), Accounting for Asset Retirement Obligations. FAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are to be capitalized as part of the carrying amount of the long-lived asset. The provisions of FAS 143 are required to be applied starting with fiscal years beginning after June 15, 2002. Management does not believe that the effects of FAS 143 will have a material impact on the financial statements.

In August 2001, the FASB issued Statement No. 144 (FAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets. FAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. FAS 144 retains previous requirements to recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and to measure impairment loss as the difference between the carrying amount and fair value of the asset. The provisions of FAS 144 are required to be applied starting with the fiscal years beginning after December 15, 2001. The adoption of this Statement did not have a material impact on the financial statements.


                                      (15)

                    HERITAGE BANCSHARES, INC. AND SUBSIDIARY

PART I - ITEM 3

CONTROLS AND PROCEDURES

Within 90 days prior to the date of this quarterly report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer and acting Chief Financial Officer for purposes of this quarterly report, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the President and Chief Executive Officer and acting Chief Financial Officer for purposes of this quarterly report concluded that the Company's disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Disclosure controls and procedures are the controls and other procedures of the Company that are designed to ensure that the information required to be disclosed by the Company in its reports filed or submitted under the Securities Exchange Act of 1934, as amended (Exchange Act) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in its reports filed under the Exchange Act is accumulated and communicated to the Company's management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.


                                      (16)

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

Item 5.   Other Information. - None

Item 6.   Exhibits and Reports on Form 8-K.

         (a)  Exhibit:

              99.1 Certification of Chief Executive Officer Pursuant to Section
                   906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) (the "Act")

              99.2 Certification of acting Chief Financial  Officer Pursuant to
                   Section  906 of the  Sarbanes-Oxley  Act of 2002 (18  U.S.C.
                   1350)

               As previously reported, the Chief Financial Officer of Heritage Bancshares, Inc. resigned June 30, 2002. This position is temporarily being filled by the former Chief Financial Officer in her capacity as an outside consultant until a replacement is hired.

         (b)       None

                                      (17)

                    HERITAGE BANCSHARES, INC. AND SUBSIDIARY

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  Heritage Bancshares, Inc.



Date: November 14, 2002
                                  /s/ John H. Mackey
                                  ---------------------------------------------
                                  By: John H. Mackey
                                  Director, President & Chief Executive Officer (Duly Authorized Officer)



Date: November 14, 2002
                                  /s/ Lisa Stuart
                                  ---------------------------------------------
                                  By: Lisa Stuart
                                  Assistant Vice President Operations
                                  (Chief Accounting Officer)


                                       (18)

                    HERITAGE BANCSHARES, INC. AND SUBSIDIARY


                                CERTIFICATIONS
                                --------------


I, John H. Mackey, certify that:

1.   I  have  reviewed  this  quarterly   report  on  Form  10-QSB  of  Heritage
     Bancshares, Inc. (the "Registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

                                      (19)

                    HERITAGE BANCSHARES, INC. AND SUBSIDIARY


     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



                                          /s/ John H. Mackey
Date: November 14, 2002                   --------------------------------------
                                          John H. Mackey
                                          President and Chief Executive Officer


                                      (20)

                    HERITAGE BANCSHARES, INC. AND SUBSIDIARY


I, Christi Thompson, certify that:

1.   I  have  reviewed  this  quarterly   report  on  Form  10-QSB  of  Heritage
     Bancshares, Inc. (the "Registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and


                                       (21)

                    HERITAGE BANCSHARES, INC. AND SUBSIDIARY


6. The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                /s/ Christi Thompson
Date: November 14, 2002         -----------------------------------------------
                                Christi Thompson
                                Principal
                                T-L Consulting
                                (Acting Chief Financial Officer for purposes of
                                this quarterly report)



                                      (22)