Form 10KSB
HERITAGE BANCSHARES INC /TX
filed 2003-03-31
CIK 1160124

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB


  X   ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
      ACT OF 1934


                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2002

                                       OR

 TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File No.: 000-49637

                            HERITAGE BANCSHARES, INC.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in its charter)


           Delaware                                     75-2963969
------------------------------------       -------------------------------------
     State or other jurisdiction                      (I.R.S. Employer
  of incorporation or organization)                Identification Number)

      102 West High Street
        Terrell, Texas                                    75160
------------------------------------       -------------------------------------
     (Address of Principal                              (Zip Code)
       Executive Offices)

        Issuer's telephone number, including area code: (972) 563 - 2657

         Securities registered under Section 12(b) of the Exchange Act:
                                 NOT APPLICABLE

         Securities registered under Section 12(g) of the Exchange Act:

                    COMMON STOCK (PAR VALUE $0.01 PER SHARE)
--------------------------------------------------------------------------------
                                (Title of Class)

Check  whether  the issuer (1) has filed all reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X    No
     ____     ____

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.    X
                                ____

Issuer's revenues for its most recent fiscal year:  $3.3 million

As of March 18, 2003, the aggregate value of the 371,243 shares of Common Stock of the Registrant issued and outstanding on such date, which excludes 102,005 shares held by all directors and executive officers of the Registrant as a group, was approximately $5.3 million. This figure is based on the last known trade price of$14.25 per share of the Registrant's Common Stock on March 18, 2003.

Number of shares of Common Stock outstanding as of March 18, 2003: 473,248

Transitional Small Business Disclosure Format:  Yes         No  X
                                                    _____      _____

                       DOCUMENTS INCORPORATED BY REFERENCE

         List hereunder the following documents incorporated by reference and the Part of the Form 10-KSB into which the document is incorporated:

(1) Portions of the Annual Report to Stockholders for the fiscal year ended December 31, 2002 are incorporated into Parts II and III.
(2) Portions of the definitive proxy statement for the Annual Meeting of Stockholders are incorporated into Part III.

PART I.

ITEM 1.   DESCRIPTION OF BUSINESS

GENERAL

     Heritage Bancshares, Inc. (the "Company") is a Delaware corporation and the sole stockholder of Heritage Bank, SSB ("Heritage Bank" or the "Bank"). Heritage Savings Bank, SSB converted to the stock form of organization in February 2002 and changed its name to Heritage Bank, SSB effective May 17, 2002. The business of the Company consists primarily of the business of the Bank. At December 31, 2002, the Company had total consolidated assets of $47.6 million, total consolidated deposits of $34.1 million, and total consolidated stockholders' equity of $7.9 million.

     Founded in 1922 as Terrell Building and Loan and subsequently Terrell Federal Savings and Loan Association, Heritage Bank is a community and customer oriented stock savings bank organized under the laws of the State of Texas. Heritage Bank conducts business out of its main office in Terrell, Texas. The Bank's deposits are insured by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC") to the maximum extent permitted by law. References herein to the Company refer to the consolidated operations of the Company and the Bank unless otherwise noted.

     Heritage Bank's business consists principally of attracting deposits from the general public and using those funds to originate loans secured by one- to four-family residential properties. Heritage Bank also originates a significant volume of construction and commercial real estate loans. One- to four-family residential loans amounted to $11.9 million at December 31, 2002, representing 31.1% of the total gross loan portfolio. Construction loans at the same date amounted to $17.1 million, or 44.4% of the total gross loan portfolio, while commercial real estate loans amounted to $5.2 million or 13.6% of the total loan portfolio. Heritage Bank's profitability depends primarily on its net interest income, which is the difference between the income the Bank receives on loans and other assets and the cost of funds, which consists of the interest paid on deposits and borrowings.

     The Bank currently exceeds all applicable minimum regulatory capital requirements. At December 31, 2002, the Bank had Tier 1, total risk-based and leverage capital ratios of 15.8%, 16.8% and 13.5%, respectively, as compared to the minimum requirements of 4.0%, 8.0%, and 4.0%, respectively.

     The Company, as a registered savings and loan holding company, is subject to examination and regulation by the Office of Thrift Supervision ("OTS") and the Texas Savings and Loan Department (the "Department"), and is subject to various reporting and other requirements of the Securities and Exchange Commission ("Commission"). The Bank is also subject to examination and comprehensive regulation by the Department, which is the Bank's chartering authority, and by the FDIC, as the administrator of the SAIF. The Bank is subject to certain reserve requirements established by the Federal Reserve Board and is a member of the

Federal Home Loan Bank ("FHLB") of Dallas, which is one of the 12 regional banks comprising the FHLB System.

LENDING ACTIVITIES

     GENERAL. At December 31, 2002, the net loan portfolio of Heritage Bank totaled $38.0 million, representing approximately 79.8% of total assets at that date. The principal lending activities of Heritage Bank are the origination of one- to four-family (which are also known as single-family) residential loans and construction loans (primarily related to non-speculative, pre-sold, one-to four-family residences). At December 31, 2002, single-family residential and construction loans amounted to $29.0 million or 75.5% of the total gross loan portfolio (including unfunded amounts). In addition, Heritage Bank originates commercial real estate, consumer and multi-family loans. On an increasing basis, Heritage Bank offers commercial business loans.

     The types of loans that Heritage Bank may originate are subject to federal and state laws and regulations. Interest rates charged on loans are affected principally by the demand for such loans and the supply of money available for lending purposes and the rates offered by its competitors. These factors are, in turn, affected by general and economic conditions, the monetary policy of the federal government, including the Federal Reserve Board, legislative and tax policies, and governmental budgetary matters.

     Under Texas law, a savings bank is generally required to follow requirements on lending limits applicable to Federal savings banks. Under these rules, an institution generally may not make loans to one borrower and related entities in an amount which exceeds 15% of its unimpaired capital and surplus, although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower if the loans are fully secured by readily marketable securities. In certain cases an institution may make loans to one borrower in an amount not to exceed the lesser of 30% of unimpaired capital and surplus or $30,000,000, provided these loans are to develop domestic residential housing units that meet specific criteria. At December 31, 2002, Heritage Bank's regulatory limit on loans-to-one borrower was $944,000. Its five largest loans or groups of loans-to-one borrower, including related entities, were:

        o $993,399 to a restaurateur consisting of two SBA guaranteed loans and one auto loan. The SBA guaranteed portion of these loans were $733,218, resulting in an exposure to the Bank of $260,181.
        o $854,200 consisting of four interim construction loans on townhouse units to a homebuilder.
        o $787,335: one loan to a small business secured by real estate with an 80% loan-to-value ratio and a 75% SBA guarantee in the amount of
          $590,501, resulting in an exposure to the Bank of $196,834.
        o $756,716 consisting of two loans to a developer of lots for single-family homes secured by real estate with a 65% loan-to-value ratio.

        o $751,000 consisting of three loans to a homebuilder secured by single-family homes with 80% or less loan-to-value ratios and residential lots with 65% or less loan-to-value ratios.

         All of these loans or groups of loans were performing in accordance with their terms at December 31, 2002.

         LOAN PORTFOLIO COMPOSITION. The following table sets forth the composition of Heritage Bank's loan portfolio by type of loan at the dates indicated.


                                                                         December 31,
                                            --------------------------------------------------------------------

                                                           2002                                2001
                                            --------------------------------------------------------------------
                                                 Amount            Percent            Amount          Percent
                                            ----------------   --------------      -------------    ------------
                                                                        (In Thousands)
Real estate loans:
  One-to four-family................            $11,947             31.1%              $13,076         35.3%
  Multi-family......................                152              0.4                   455          1.2
  Commercial........................              5,210             13.5                 5,449         14.7
  Construction......................             17,089             44.4                16,200         43.7
Commercial Business.................              1,690              4.4                   702          1.9
Consumer loans:
  Loans secured by deposits.........                465              1.3                   282           .7
  Other.............................              1,902              4.9                   924          2.5
                                                 ------          --------               ------        ------
    Total loans receivable (1)......             38,455            100.0%               37,088        100.0%
                                                                   ======                             ======


Less:

Allowance for loan losses..........                (416)                                  (320)
Deferred fees.......................                (49)                                   (62)
Loans in process....................                  --                                (5,037)
                                                 -------                               -------
  Loans receivable, net.............             $37,990                               $31,669
                                                ========                               =======
---------------
(1)  Substantially all of Heritage Bank's loans are collateralized with real estate, automobiles, deposits or other assets.



     ORIGINATION OF LOANS. The lending activities of Heritage Bank are subject to the written underwriting standards and loan origination procedures established by the Board of Directors and management. Loan originations are obtained through a variety of sources, including referrals from real estate brokers, builders and existing customers. Written loan applications are taken by loan officers. The loan officers also supervise the procurement of credit reports, appraisals and other documentation involved with a loan. Property valuations are performed by independent outside appraisers approved by the Board of Directors of Heritage Bank.

     Under the real estate lending policy of Heritage Bank, a title certificate signed by an approved attorney licensed by the State of Texas or a title policy issued by a reputable title insurance company that satisfies secondary market requirements is received prior to closing. Heritage Bank also requires hazard insurance and flood insurance where the security property is located in a flood hazard area as designated by the Department of Housing and Urban Development. Heritage Bank does not require borrowers to advance funds to an escrow account for the payment of real estate taxes or hazard insurance premiums.

     Heritage Bank's loan approval process is intended to assess the borrower's ability to repay the loan, the viability of the loan and the adequacy of the value of the property that will secure the loan. Heritage Bank's loan policy assigns separate and cumulative unsecured and secured lending limits to officers of Heritage Bank. Under the policy, an individual officer may approve loans up to his/her lending limit with a second signature from another, higher ranking lending officer. The highest amount of loan authority held by any one officer is $100,000 held by the President. Aggregate credits over $100,000 and less than $250,000 may be approved by an Officer's Loan Committee, consisting of the President, the Chief Lending Officer, the Credit Officer, and one other Bank Officer. The affirmative vote of both the President and Chief Lending Officer is required for approval in the Officer's Loan Committee. Aggregate credits of $250,000 to $700,000 require approval from the Director's Loan Committee, consisting of three outside Directors of the Bank and the Bank President. Aggregate credits of $700,000 up to the institution's legal lending limit must be approved by a majority vote of the Bank's Board of Directors. If a loan has a binding forward commitment from a secondary market buyer, the President or Chief Loan Officer may approve a loan of any amount up to the Bank's lending limit.

     Heritage Bank also purchases participations in single-family and commercial real estate loans, subject to the same underwriting standards that govern loans generated by Heritage Bank. By engaging in loan participations, Heritage Bank is able to take lending opportunities that otherwise would not be available to it, because of its size. Heritage Bank enters into agreements with the institutions that originate these purchased loans generally on a non-recourse basis, that is, Heritage Bank will bear the risk of default pro-rata with other lenders holding participations in the loan, including the originating institution. At December 31, 2002, there were no loan participations which were classified credits.


         The following table shows total loans originated, sold and repaid during the periods indicated.

                                                                     Year Ended December 31,
                                                            -----------------------------------------
                                                                  2002                   2001
                                                            -------------------    ------------------

                                                                         (In Thousands)
     LOAN ORIGINATIONS:
       Real estate loans:
         One- to four-family..............................     $  3,742                $  2,583
         Multi-family.....................................          313                      --
         Commercial.......................................        2,492                     450
         Construction.....................................       27,178                  12,674
       Commercial business................................        1,136                      79
       Consumer loans:
         Loans secured by deposits........................          256                     121
         Other...........................................         1,969                     642
                                                               --------                --------
         Total loans originated...........................       37,086                  16,549
                                                                -------                --------
     LOAN PARTICIPATIONS PURCHASED:
       One- to four-family................................          936                     853
       Commercial loans, real estate secured..............        1,110                   3,382
     SALES AND LOAN PRINCIPAL REDUCTIONS:
       Loans sold(1)......................................           --                      --
       Loan participations sold..........................           591                     111
       Loan principal reductions..........................       32,128                  14,113
                                                                 ------                  ------
         Total loans sold and principal reductions........       32,719                  14,224
                                                                 ------                  ------
     Increase (decrease) due to other items, net(2).......           (9)                      4
                                                             ----------              ----------
     Net increase in loan portfolio.......................     $  6,404                 $ 6,564
                                                                =======                  ======
     ---------------------------
(1)     Loans sold consist of one- to four-family real estate.
(2)     Other items consist of loans in process, deferred fee, unearned interest,  charge-offs, and allowance for loan losses.

     Although federal laws and regulations permit savings institutions to originate and purchase loans secured by real estate located throughout the United States, Heritage Bank concentrates its lending activity to its primary market area of Kaufman County. Heritage Bank will also consider loan applications from the adjacent counties of Dallas, Ellis, Henderson, Hunt, Rockwall and Van Zandt.

     Subject to its loans-to-one borrower limitation, Heritage Bank is permitted to invest without limitation in residential mortgage loans and up to 400% of its capital in loans secured by non-residential or commercial real estate. Heritage Bank may invest up to 40% of its assets in non-real estate secured commercial loans. Heritage Bank may also invest in secured and unsecured consumer loans in an amount not exceeding 35% of total assets. This 35% limitation may be exceeded for certain types of consumer loans, including home equity and property improvement loans secured by residential real property. In addition, Heritage Bank may invest up to 10% of its total assets in secured and unsecured loans for commercial, corporate, business or agricultural purposes.

     MATURITY OF LOAN PORTFOLIO. The following table presents certain information at December 31, 2002, regarding the dollar amount of loans maturing in Heritage Bank's portfolio based on their contractual terms to maturity or scheduled amortization, but does not include potential prepayments. Demand loans, loans having no stated schedule of repayments and stated maturity, and overdrafts are reported as becoming due within one year. Loan balances do not include undisbursed loan proceeds, net deferred loan origination costs and allowance for loan losses.



                                                           Commercial                      Total
                                          Real Estate       Business       Consumer        Loans
                                          ------------    ------------    ----------    ---------
                                                                 (In Thousands)

AMOUNTS DUE IN:
  One year or less......................   $ 18,811          $   700       $  327         $19,838
  More than one year to five years......      6,001              685        1,768           8,454
  More than five years..................      9,586              305          272          10,163
                                              -----              ---          ---         -------
    Total amount due....................     34,398          $ 1,690       $2,367         $38,455
                                            =======          =======       ======         =======



        The following table sets forth the dollar amount of all loans, before net items, due after December 31,2003, which have fixed interest rates or which have floating or adjustable interest rates.


                                           Fixed-Rate     Floating or Adjustable-Rates       Total
                                           -----------    ----------------------------      -------
                                                                 (In Thousands)
Real estate loans:
  One- to four-family...................... $11,901                $   45                 $ 11,946
  Multi-family.............................      --                    --                       --
  Commercial...............................   2,520                   109                    2,629
  Construction.............................   1,012                    --                    1,012
Commercial business.......................      990                    --                      990
Consumer loans:
  Loans secured by deposits................     301                    --                      301
  Other....................................   1,739                    --                    1,739
                                              -----                ---------                ------
     Total loans..........................  $18,463                $  154                 $ 18,617
                                            =======                =========              ========


     Scheduled contractual maturities of loans do not necessarily reflect the actual expected term of the loan portfolio. The average life of mortgage loans is substantially less than their average contractual terms because of prepayments. The average life of mortgage loans tends to increase when current mortgage loan rates are higher than rates on existing mortgage loans and, conversely, decrease when rates on current mortgage loans are lower than existing mortgage loan rates (due to refinancing of adjustable-rate and fixed-rate loans at lower rates). Under the latter circumstance, the weighted average yield on loans decreases as higher yielding loans are repaid or refinanced at lower rates.

     ONE- TO FOUR-FAMILY RESIDENTIAL REAL ESTATE LOANS. One of the primary lending activities of Heritage Bank is the origination of loans secured by single-family residences. At December 31, 2002, $11.9 million or 31.1% of the total gross loan portfolio, before net items, consisted of one- to four-family residential loans.

     The loan-to-value ratio, maturity and other provisions of the loans made by Heritage Bank generally have reflected the policy of making less than the maximum loan permissible under applicable regulations, in accordance with sound lending practices, market conditions and underwriting standards established by Heritage Bank. Heritage Bank's present lending policies on one- to four-family residential mortgage loans generally limit the maximum loan-to-value ratio to 80% of the lesser of the appraised value or purchase price of the property up to $500,000. If Heritage Bank originates a residential mortgage loan with a loan-to-value ratio in excess of 80%, Heritage Bank typically requires the borrower to obtain private mortgage insurance. Residential mortgage loans are amortized on a monthly basis with principal and interest due each month. The loans do include "due-on-sale" clauses.

     Heritage  Bank's  residential  mortgage  loans have  either  fixed rates of interest or interest rates which adjust periodically during the term of the loan. The maximum maturity for residential mortgage loans is 30 years. These loans are fully amortizing with monthly loan payments sufficient to repay the total amount of the loan with interest by the end of the loan term. Heritage Bank's residential mortgage loans generally are originated under terms, conditions and documentation which permit them to be sold to U.S.
Government-sponsored agencies, such as the Federal Home Loan Mortgage Corporation, and other investors in the secondary market for mortgages. It is Heritage Bank's current policy to sell or broker into the secondary market all newly originated fixed rate mortgage loans with maturities greater than five years. At December 31, 2002, Heritage Bank did not have any loans held for sale. Additionally, at December 31, 2002, the majority of Heritage Bank's one- to four-family residential mortgage loans were seasoned fixed-rate loans.

     The adjustable-rate single-family residential mortgage loans currently offered by Heritage Bank have interest rates which adjust each year in accordance with a designated index, plus a stipulated margin. Heritage Bank's adjustable-rate single-family residential real estate loans generally have a cap of 2% on any increase or decrease in the interest rate at any adjustment date, and include a specified cap on the maximum interest rate over the life of the loan, which cap generally is 6% above the initial rate. There also is a floor of 2% below the initial rate. These loans generally are underwritten based on the initial rate. Heritage Bank's adjustable-rate loans require that any payment adjustment resulting from a change in the interest rate of an adjustable-rate loan be sufficient to result in full amortization of the loan by the end of the loan term and, thus, do not permit any of the increased payment to be added to the principal amount of the loan, or so-called negative amortization. At December 31, 2002, $45,000 of Heritage Bank's one- to four-family residential mortgage loans were adjustable-rate loans.

     Adjustable-rate loans decrease the risks associated with changes in interest rates but involve other risks, primarily because as interest rates increase, the loan payment by the borrower increases to the extent permitted by the terms of the loan, thereby increasing the potential for default. Moreover, as with fixed-rate loans, as interest rates increase, the marketability of the underlying collateral property may be adversely affected by higher interest rates. Heritage Bank believes that these risks, which have not had a material adverse effect on Heritage Bank to date, generally are less than the risks associated with holding fixed-rate loans in an increasing interest rate environment.

     COMMERCIAL REAL ESTATE LOANS. Heritage Bank's commercial real estate loan portfolio primarily consists of loans secured by owner occupied small business, office buildings, small warehouses, production facilities, retail stores and restaurants located within Heritage Bank's market area. Commercial real estate loans amounted to $5.2 million or 13.5% of the total loan portfolio at December 31, 2002, of which $4.9 million or 94.6% were fixed-rate loans and $278,000 or 5.4% were adjustable-rate loans. Heritage Bank's commercial real estate loans typically have a loan-to-value ratio of 80% or less and generally have higher interest rates than single-family residential mortgage loans. Heritage Bank's commercial real estate loan policy provides for loans with fixed rates to contain maturities of five years or less, with payments calculated on a maximum amortization of twenty years. The Bank's policy provides for variable rate commercial real estate loans with maturities of up to twenty years, and a rate adjustment period of no longer than one year, and preferably monthly or daily.

     Commercial real estate lending is generally considered to involve a higher degree of risk than one- to four-family residential lending. Such lending typically involves large loan balances concentrated in a single borrower or groups of related borrowers for rental or business properties. In addition, the payment experience on loans secured by income-producing properties is typically dependent on the success of the operation of the related project and thus is typically affected by adverse conditions in the real estate market and in the economy. Heritage Bank generally attempts to mitigate the risks associated with its commercial real estate lending by, among other things, lending primarily in its market area and using low loan-to-value ratios in the underwriting process.

     CONSTRUCTION LOANS. At December 31, 2002, Heritage Bank had approximately $17.1 million, or 44.4% of the total loan portfolio, in construction loans, of which $758,000 or 4.7% were fixed-rate loans and $16.3 million or 95.3% were adjustable-rate loans. In comparison, at December 31, 2001, approximately $16.2 million, or 43.7% of the total loan portfolio were construction loans. These increases reflect the shift in Heritage Bank's lending focus from that of a traditional thrift lender to that of a commercial bank, with a greater emphasis on construction lending. The construction loans of Heritage Bank are comprised largely of loans made to builders to construct individual pre-sold homes based upon the commitment for a third party to do the permanent loan. The maximum loan to value ratio is 80% of the real estate as it will be improved for speculative homes, and 85% of the as-improved value for pre-sold and/or individually owned homes with take-out commitments from permanent lenders. Heritage Bank requires copies of the underwriting documents for the permanent loan prior to committing the interim financing for any loan closed under this 85% loan-to-value rule. Interest-only payments are required during the construction period, which is typically nine to 12 months.

      Construction lending is generally considered to involve a higher degree of risk of loss than long-term financing on improved, owner-occupied real estate because of the uncertainties of construction, including the possibility of costs exceeding the initial estimates and the need to obtain a tenant or purchaser if the property will not be owner-occupied. Heritage Bank generally attempts to mitigate the risks associated with construction lending by, among other things, lending in its market area, using conservative underwriting guidelines, and monitoring the construction process. Heritage Bank also generally requires personal guarantees of builders and buyers of homes.

     MULTI-FAMILY RESIDENTIAL LOANS. At December 31, 2002, $152,000, or 0.4% of total loans receivable were multi-family (over four units) residential loans. The multi-family residential mortgage loans are underwritten on substantially the same basis as its commercial real estate loans. Loans secured by multi-family real estate are underwritten based on the income producing potential of the property and the financial strength of the borrower. The net operating income, which is the income derived from the operation of the property less all operating expenses, must be sufficient to cover the payments related to the outstanding debt. Heritage Bank generally requires personal guarantees from borrowers in addition to the security property as collateral for such loans. Heritage Bank generally requires an assignment of rents or leases in order to be assured that the cash flow from the project will be used to repay the debt. Appraisals on properties securing multi-family and commercial real estate loans are performed by independent state licensed fee appraisers approved by the board of directors.

     Heritage Bank generally maintains a tax and insurance escrow account for loans secured by multi-family real estate. In order to monitor the adequacy of cash flows on income-producing properties, the borrower is requested or required to provide periodic financial information. Loans secured by multi-family real estate properties are generally larger and involve a greater degree of credit risk than one- to four-family residential mortgage loans. Such loans typically involve large balances to single borrowers or groups of related borrowers.

     Because payments on loans secured by multi-family real estate properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. If the cash flow from the project is reduced, or if leases are not obtained or renewed, the borrower's ability to repay the loan may be impaired.

     OTHER LENDING. Heritage Bank also has a relatively small but increasing amount of consumer and commercial business loans. At December 31, 2002, these loans amounted to $2.4 million and $1.7 million, respectively, or 6.2% and 4.4% of the total loan portfolio.

     Consumer loans generally involve greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or that are secured by rapidly depreciable assets, such as automobiles. In these cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and therefore are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loan. Twenty percent of the Bank's consumer loans are fully secured by deposits in the Bank, primarily in the form of Certificates of Deposit.

     LOAN ORIGINATION AND OTHER FEES. In addition to interest earned on loans, Heritage Bank receives loan origination fees or "points" for originating loans. Loan points are a percentage of the principal amount of the mortgage loan and are charged to the borrower in connection with the origination of the loan.

ASSET QUALITY

     GENERAL. Heritage Bank mails delinquent notices to borrowers when a borrower fails to make a required payment within 16 days of the date due. Telephone calls commence when an account becomes 16 days past due. Collection letters are sent when the account is more than 30 days past due. If these efforts fail to result in the loan being reinstated, Heritage Bank will initiate the necessary legal actions. This may include recommendations for extension, repossession, or the initiation of other legal proceedings. In most cases, deficiencies are cured promptly. While Heritage Bank generally prefers to work with borrowers to resolve these problems, Heritage Bank will institute foreclosure or other collection proceedings when necessary to minimize any potential loss.

     Loans are placed on non-accrual status when management believes the probability of collection of interest is insufficient to warrant further accrual, based upon significant deterioration in the financial condition of the borrower, where repayment in full of interest and principal is not expected, or where the loan is 90 days past due, unless well secured and in the process of collection. When a loan is placed on non-accrual status, previously accrued but unpaid interest is deducted from interest income. Loans previously placed on non-accrual status due to delinquent payments are not placed back on accrual status until six consecutive months have passed where the loan has been paid without being thirty days or more past due.

     Real estate and other assets acquired by Heritage Bank as a result of foreclosure or by deed-in-lieu of foreclosure are classified as real estate owned until sold. Heritage Bank had $602,000 or 1.3% of total assets in real estate owned at December 31, 2002. At December 31, 2002 other real estate owned consisted of four residential properties. The Company has valued properties at the lower of their cost of acquisition or fair value less estimated costs to sell.

     DELINQUENT LOANS. The following table sets forth information concerning delinquent loans at December 31, 2002, in dollar amounts and as a percentage of Heritage Bank's total gross loan portfolio. The amounts presented represent the total outstanding principal balances of the related loans, rather than the actual payment amounts which are past due.



                                                                   December 31, 2002

                                               30-59               60-89 Days Overdue          90 or More Days
                                           Days Overdue                                            Overdue
                                     -------------------------  -------------------------  ------------------------
                                                     Percent                   Percent                   Percent
                                                    of Total                  of Total                  of Total
                                                      Gross                     Gross                     Gross
                                        Amount        Loans       Amount        Loans       Amount        Loans
                                    ------------  ------------  ----------   ----------   ----------   ------------

                                                                (Dollars in Thousands)
Real estate loans:
  One- to four-family..............  $   792          2.1%         $279            .7%        $161          .4%
  Construction.....................      288           .7           541           1.4           --          --
  Loans secured by deposits........       --           --            --            --           --          --
  Other............................       34           .1             1            --           --          --
                                     -------         ------       -----          ------      ------        -------
  Total loans......................  $ 1,114          2.9%         $821           2.1%        $161          .4%
                                      =====         ======        =====          =====       ======        ======


-------------------------------------------------------------------------------------------------------------------

     NONPERFORMING ASSETS. The following table presents information with respect to Heritage Bank's nonperforming assets at the dates indicated.

                                                    At December 31,
                                              -------------------------
                                               2002               2001
                                              -------           -------
                                                (Dollars in Thousands)

NONACCRUING LOANS:
Real estate loans:
    One- to four-family....................   $301                 $560
    Construction...........................     --                   --
  Consumer loans:
    Loans secured by deposits..............     --                   --
    Other..................................     --                   18
                                               ---                  ---
      Total nonaccruing loans..............    301                  578
                                               ---                  ---
Real estate owned..........................    602                   --
                                               ---                  ---
      Total nonperforming assets(1).........   903                  578
Troubled debt restructurings................    --                   --
                                               ---                  ---
Troubled debt restructurings and total
 nonperforming assets.......................  $903                 $578
                                               ===                  ===
Total nonperforming loans and troubled debt
  restructurings as a percentage of total
  gross loans...............................    2.4%                1.6%
Total nonperforming assets and
  troubled debt restructurings as a
  percentage of total assets...............     1.9%                1.5%

-------------------------

(1) Nonperforming assets consist of nonperforming loans, impaired loans, other repossessed assets and other real estate.

     The net increase in troubled debt restructurings and nonperforming assets of $325,000 was primarily due to the addition of other real estate owned in the amount of $602,000 partially offset by a $259,000 decrease in nonaccruing one- to four-family loans.

     If the $301,000 of nonaccruing loans of Heritage Bank had been current in accordance with their terms during the year ended December 31, 2002, the gross income on such loans would have been approximately $26,000. No significant interest income was actually collected by Heritage Bank on such loans in the year ended December 31, 2002.

     CLASSIFIED ASSETS. Federal regulations require that each insured savings institution classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them. There are three classifications for problem assets: "substandard," "doubtful" and "loss." Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a higher possibility of loss. An asset classified loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. Another category designated "special mention" also must be established and maintained for assets which do not currently expose an insured institution to a sufficient degree of risk to warrant classification as substandard, doubtful or loss. Assets classified as substandard or doubtful require the institution to establish general allowances for loan losses. If an asset or portion thereof is classified loss, the insured institution must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge-off such amount. General loss allowances established to cover possible losses related to assets classified substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses do not qualify as regulatory capital. Federal examiners may disagree with an insured institution's classifications and amounts reserved.

     Heritage Bank's total classified assets at December 31, 2002 (excluding loss assets specifically reserved for) amounted to $2,064,565. Classified assets include classified loans of $1,462,736 (of which $1,122 was classified doubtful and $1,461,614 was classified substandard) and Other Real Estate Owned of $601,830. Non-performing loans accounted for $301,000 of the amount of classified loans. The remaining $1.2 million relate to potential problem loans due to various conditions affecting the loan.

         The five largest classified assets at December 31, 2002 consisted of:

        o $356,815: two performing loans to a homebuilder consisting of one lot loan for $52,113 and one pre-sold home for $304.702. The builder's financial statements indicate losses in the last four quarters, but the loan's interest payments were current per the original note. The loan is secured with a single family dwelling at a loan to value ratio of 80% based on the appraised value.

        o $327,282: two performing loans consisting of two speculative single family homes in the amounts of $327,282 and $282,677 (100% of the balance of this second loan has been sold to a participant bank as a pro-rata participation) to a general partnership, the managing partner of which is the homebuilder and borrower for the previous and largest classified asset above. This credit facility is secured by real estate appraised at

          $740,000 (loan to value ratio of 82%) and is further secured by the guarantees of two partner individuals with substantial net worth and liquid assets exceeding $4,000,000.

        o $241,387: a single family home, Other Real Estate Owned, with an appraised value of $289,000.

        o $231,213: a single family home classified as substandard occupied by a borrower that has sought protection under Chapter 13 of the Bankruptcy code and is making payments under his temporary plan.

        o $188,450: a single family home, Other Real Estate Owned, incomplete construction with an appraised value of $245,000.

     RESERVE POLICY AND METHODOLOGY. Heritage Bank maintains an allowance for credit losses to absorb losses inherent in the loan portfolio. The allowance is based on ongoing, monthly assessments of the probable estimated losses inherent in the loan portfolio.

     Heritage Bank's methodology for assessing the appropriateness of the allowance consists of several key elements, which include a general allowance and specific allowances for identified problem loans. In addition, the allowance incorporates the results of measuring impaired loans as provided in SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures." These accounting standards prescribe the measurement methods, income recognition and disclosures related to impaired loans.

     The general allowance is calculated by applying loss factors to outstanding loans based on the internal risk evaluation of the loan portfolio. Changes in risk evaluations of both performing and nonperforming loans affect the amount of the general allowance. Loss factors are based both on the historical loss experience as well as on significant factors that include portfolio mix, trends in loans past due, trends in loan losses, economic conditions, portfolio management and expected growth. These factors, in management's judgment, affect the collectibility of the loan portfolio as of each evaluation date.

     The appropriateness of the allowance is reviewed and established by management based upon its evaluation of then-existing economic and business conditions affecting Heritage Bank's key lending areas. To the extent that these conditions are evidenced by a specifically identifiable credit or portfolio segment as of an evaluation date, management's estimate of the effect of such condition may be reflected as a specific allowance applicable to the credit or portfolio segment. Individual loans that are impaired, have specified inherent weaknesses, or have special characteristics or trends that warrant management's attention are specifically evaluated. Construction loans and one- to four-family mortgage loans are evaluated as separate portfolio segments. Where any of these conditions is not evidenced by a specifically identifiable credit or portfolio segment as of the evaluation date, management's evaluation of the loss related to this condition is reflected in the unallocated allowance. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits or portfolio segments.

     Management also evaluates the adequacy of the allowance for loan losses based on a review of individual loans, historical loan loss experience, the value and adequacy of collateral, and economic conditions in Heritage Bank's market area. This evaluation is inherently subjective as it requires material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. For all specifically reviewed loans for which it is probable that Heritage Bank will be unable to collect all amounts due according to the terms of the loan agreement, Heritage Bank determines impairment by computing a fair value either based on discounted cash flows using the loan's initial interest rate or the fair value of the collateral if the loan is collateral dependent.

     Because the allowance for loan losses is based on estimates of losses inherent in the loan portfolio, actual losses can vary significantly from the estimated amounts. Heritage Bank's methodology as described permits adjustments to any loss factor used in the computation of the general allowance in the event that, in management's judgment, significant factors which affect the collectibility of the portfolio as of the evaluation date are not reflected in the loss factors. By assessing the estimated losses inherent in the loan portfolio on a monthly basis, Heritage Bank is able to adjust specific and inherent loss estimates based upon any more recent information that has become available. In addition, management's determination as to the amount of the allowance for loan losses is subject to review by the Texas Savings and Loan Department and the Federal Deposit Insurance Corporation, which may require the establishment of additional general or specific allowances based upon their judgment of the information available to them at the time of their examination of Heritage Bank.

     Heritage Bank may also use ratio analysis as a supplemental tool for evaluating the reasonableness of the loan loss reserves. This analysis may be used to identify divergent trends (compared to the institution's peer group and its own historical practices) in such things as the relationship of the reserves to classified and non-classified loans, to past due and non-accrual loans, to total loans and to historical gross and net charge-offs. Ratio analysis is regarded as a supplemental checking system and is not used by itself as a basis for determining the adequacy of loss reserves.

     As a further cross-check on the adequacy of the loan loss reserves, Heritage Bank will compare its reserves against the following guidelines:

        o    50 percent of the portfolio that is classified doubtful.

        o    15 percent of the portfolio that is classified substandard.

        o 10 percent of the portfolio that is classified watch. (Watch loans are loans that do not have specified inherent weaknesses, but rather special characteristics or trends that warrant management's attention.)

        o For the portions of the portfolio that have not been classified (including those loans designated special mention), estimated credit losses over the upcoming twelve months given facts and circumstances as of the evaluation date, based on the institution's average annual rate of net charge-offs experienced over the previous two or three years on similar loans, adjusted for current conditions and trends.

Heritage   Bank  uses  the  amount   derived  from  these   calculations   as  a
cross-reference, but not as a basis for the setting of the reserves.

     The following table sets forth information concerning the allocation of Heritage Bank's allowance for loan losses by loan categories at the dates indicated.

                                              December 31,
                                 -----------------------------------------------
                                      2002                      2001
                                 ---------------------    ----------------------
                                             Percent of               Percent of
                                              Loans in                 Loans in
                                                Each                     Each
                                            Category to              Category to
                                            Total Gross              Total Gross
                                 Amount        Loans       Amount       Loans
                                 ------       --------    --------   ----------
                                             (Dollars in Thousands)

Real estate loans:
  One- to four-family.......       $117        31.1%        $114        35.3%
  Multi-family.............          --         0.4            4         1.2
  Commercial................         39        13.5           47        14.7
  Construction..............        216        44.4          141        43.7
Commercial business.........         22         4.4            6         1.9
Consumer loans:
  Loans secured by deposits.         --         1.2           --          .7
  Other.....................         22         5.0            8         2.5
                                  ------      -------       ------      ------
    Total...................       $416       100.0%        $320        100.0%
                                    ===       =====          ===        =====


     Consumer loans involve more risk than mortgage loans because consumer loans are often either unsecured or secured by assets that depreciate in value. Heritage Bank's consumer loans totaled $2.4 million and equaled 6.2% of the total gross loan portfolio at December 31, 2002, compared to 3.2% at December 31, 2001. Heritage Bank had $2.4 million of consumer loans at December 31, 2002 of which $465,000 were secured by deposits.

     The following table sets forth an analysis of Heritage Bank's allowance for loan losses during the periods indicated. Year Ended December 31, 2002 2001

                                                             Year Ended December 31,
                                                 -------------------------------------------------
                                                          2002                       2001
                                                 ---------------------     -----------------------
                                                              (Dollars in Thousands)

       Total loans outstanding..............            $38,455                     $37,088
       Average loans outstanding, gross.....             36,104                      28,989
       Balance at beginning of period.......                320                         310
       CHARGE-OFFS:
       Real estate loans:
            Construction and development....                (54)                         --
            Residential 1-4 family..........                 (6)                         --
                                                        --------                   ---------

                                                            (60)                         --
       Consumer Loans:
         Other..............................                 (4)                         (5)
                                                        --------                   ---------
             Total charge-offs..............                (64)                         (5)
       RECOVERIES:                                      --------                    --------
       Consumer loans:
         Loans secured by deposits..........                 --                          --
         Other..............................                 --                          --
                                                       ---------                   ---------
             Total recoveries...............                 --                          --
                                                       ---------                   ---------
       Net charge-offs......................                (64)                         (5)
                                                       ---------                   ---------
       Provision for loan losses............                160                          15
                                                       ---------                   ---------
       Balance at end of period.............          $     416                   $     320
                                                        ========                    ========
       Allowance for loan losses as a
         percent of total gross loans
         outstanding........................               1.1%                         1.0%
                                                        ========                    ========
       Allowance for loan losses as a
         percent of total non-performing
         loans                                            138.2%                       55.4%
                                                        ========                    ========
       Ratio of net charge-offs to
         average loans outstanding.........                  .2%                         --%
                                                        ========                    ========


INVESTMENT SECURITIES

     Heritage Bank has authority to invest in various types of securities, including mortgage-backed securities, United States Treasury obligations, securities of various federal agencies and of state and municipal governments, certificates of deposit at federally-insured banks and savings institutions, certain bankers' acceptances and federal funds. Heritage Bank's investment strategy is established by the Asset/Liability Committee which presently consists of the entire Board of Directors. The Asset/Liability Committee meets on a quarterly basis and the strategy established by the committee is implemented by Heritage Bank's President and its Chief Financial Officer. Any material deviations from the investment strategy requires approval by the Asset/Liability Committee.

     The following table sets forth information relating to the amortized costs and fair value of Heritage Bank's investment securities (all of which were classified as available for sale) at the dates indicated.

                                                December 31,

                            ------------------------  ------------------------
                                       2002                       2001

                            -----------  ----------  ------------  -----------
                            Amortized                 Amortized
                             Cost        Fair Value      Cost       Fair Value
                            -----------  ----------  ------------  -----------
                                              (In Thousands)

AVAILABLE FOR SALE:
  U.S. Government
    Agency obligations...     $1,100          $1,100     $ 500         $ 519
  Mortgage-backed
    Securities...........        803             821     1,369         1,404
                              ------         -------    ------        ------
    Total available for
    sale................      $1,903          $1,921    $1,869        $1,923
                              ======         =======    ======        =======



     The following table sets forth the amount of Heritage Bank's securities which mature during each of the periods indicated and the weighted average yields for each range of maturities at December 31, 2002. The amounts reflect fair value of Heritage Bank's securities at December 31, 2002.

                                                               Contractually Maturing

                             ---------  -----------  ----------  ---------  ----------  ---------  ---------  ---------  ---------
                                         Weighted                Weighted               Weighted              Weighted
                             1 Year       Average                 Average                Average    Over 10    Average
                              or Less      Yield     1-5 Years     Yield    5-10 Years    Yield      Years      Yield     Total
                             --------    ----------  ----------  ---------  ----------  ---------  ---------  ---------  ---------

                                                                   (In Thousands)

U.S. Government Agency
  obligations..............    $1,100      4.1%        $ --         --%         $ --       --%       $ --        --%      $1,100
  Mortgage-backed securities       15      5.7           28        8.0             1     13.2          777       4.9         821
                               -------                  ---                      ---                   ---                  ----
   Total securities available
    for sale................   $1,115                   $28                    $  1                   $777                $1,921
                                =====                   ===                     ===                   ====                 =====



     Mortgage-backed securities represent a participation interest in a pool of one- to four-family or multi-family mortgages. The mortgage originators use intermediaries (generally U.S. Government agencies and government-sponsored enterprises) to pool and repackage the participation interests in the form of securities, with investors receiving the principal and interest payments on the mortgages. Such U.S. Government agencies and government-sponsored enterprises guarantee the payment of principal and interest to investors.

     Mortgage-backed securities are typically issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with interest rates that are within a range and have varying maturities. The underlying pool of mortgages, i.e., fixed-rate or adjustable-rate, as well as prepayment risk, are passed on to the certificate holder. The life of a mortgage-backed pass-through security approximates the life of the underlying mortgages.

     The mortgage-backed securities of Heritage Bank consist of Government National Mortgage Association securities, Federal Home Loan Mortgage Corporation securities and Federal National Mortgage Association securities. The Government National Mortgage Association is a government agency within the Department of Housing and Urban Development which is intended to help finance government-assisted housing programs. Government National Mortgage Association securities are backed by loans insured by the Federal Housing Administration, or guaranteed by the Veterans Administration, and the timely payment of principal and interest on Government National Mortgage Association securities are guaranteed by the Government National Mortgage Association and backed by the full faith and credit of the U.S. Government. The Federal Home Loan Mortgage Corporation is a private corporation chartered by the U.S. Government. The Federal Home Loan Mortgage Corporation issues participation certificates backed principally by conventional mortgage loans. The Federal Home Loan Mortgage Corporation guarantees the timely payment of interest and the ultimate return of principal on participation certificates. The Federal National Mortgage Association is a private corporation chartered by the U.S. Congress with a mandate to establish a secondary market for mortgage loans. The Federal National Mortgage Association guarantees the timely payment of principal and interest on Federal National Mortgage Association securities. Federal Home Loan Mortgage Corporation and Federal National Mortgage Association securities are not backed by the full faith and credit of the United States, but because the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association are U.S. Government-sponsored enterprises, these securities are considered to be among the highest quality investments with minimal credit risks.

     Mortgage-backed securities generally yield less than the loans which underlie such securities because of their payment guarantees or credit enhancements which offer nominal credit risk. In addition, mortgage-backed securities are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of Heritage Bank.

SOURCES OF FUNDS

     GENERAL. Deposits are the primary source of Heritage Bank's funds for lending and other investment purposes. In addition to deposits, principal and interest payments on loans and mortgage-backed securities are a source of funds. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings may also be used on a short-term basis to compensate for reductions in the availability of funds from other sources and on a longer-term basis for general business purposes.

     DEPOSITS. Deposits are attracted by Heritage Bank principally from within its primary market area. Deposit account terms vary, with the principal differences being the minimum balance required, the time periods the funds must remain on deposit and the interest rate.

     Heritage Bank obtains deposits primarily from residents of Texas. Heritage Bank currently does not solicit deposits from outside Texas or pay fees to brokers to solicit funds for deposit. At December 31, 2002, Heritage Bank had no brokered deposits.

     Interest rates paid, maturity terms, service fees and withdrawal penalties are established on a periodic basis. Management determines the rates and terms based on rates paid by competitors, the need for funds or liquidity, growth goals and federal and state regulations. Heritage Bank attempts to control the flow of deposits by pricing its accounts to remain generally competitive with other financial institutions in its market area.

     Heritage Bank is currently focused on serving its depositor base with more bank-like products including checking accounts, negotiable order of withdrawal accounts, debit cards, credit cards, ATM services and cashier's checks. Management is particularly focusing its attention on increasing the number of demand deposit accounts.

     The following table shows the distribution of and certain other information relating to Heritage Bank's deposits by type as of the dates indicated.

                                                    December 31,
                                  ----------------------------------------------
                                          2002                    2001

                                  -------------------      ---------------------
                                              Percent                Percent
                                                of                     of
                                   Amount     Deposits    Amount     Deposits
                                  -------    ---------   -------    ----------
                                            (Dollars in Thousands)
Transaction accounts:
  Demand deposits..............   $ 3,381       9.9%      $ 1,931       5.9%
 Money market..................     2,518       7.4         2,553       7.8
  Savings deposits..............    1,589       4.7         1,837       5.6
                                  -------     -------     -------    ------
    Total short term accounts..     7,488      22.0         6,321      19.3
                                  -------     -------     -------    ------
Certificate accounts:
  1.0% - 1.99%................      5,122      15.0         1,211       3.7
  2.0% - 2.99%................     10,775      31.6         3,504      10.7
  3.0% - 3.99%................      2,884       8.4         5,139      15.7
  4.0% - 4.99%................      2,350       6.9         3,784      11.6
  5.0% - 5.99%................      2,447       7.1         7,500      23.0
  6.0% - 6.99%................      3,068       9.0         5,223      16.0
                                  -------    ------       -------    ------
    Total certificate accounts.    26,646      78.0        26,361      80.7
                                  -------    ------        ------    ------
      Total deposits...........   $34,134     100.0%      $32,682     100.0%
                                  =======    ======       =======    ======


     The following table sets forth the savings activities of Heritage Bank during the periods indicated.


                                                Year Ended December 31,
                                         ---------------------------------------
                                              2002                  2001
                                         -----------------   ------------------
                                                    (In Thousands)

Total deposits at beginning of period..     $1,837                $2,116
   Net (withdrawals)...................       (264)                 (303)
Interest credited......................         16                    24
                                             ------                -------
  Total deposits at end of period......     $1,589                $1,837
                                            =======               =======

     The following table shows the interest rate and maturity information for Heritage Bank's certificates of deposit at December 31, 2002.



                                                            Maturity Date
                      ----------------------------------------------------------------------------------------------

   Interest Rate        One Year or Less     Over 1-2 Years     Over 2-3 Years      Over 3 Years         Total
-----------------     -------------------    ---------------   ----------------    --------------     --------------
                                                           (In Thousands)
1.0% - 1.99%             $  5,108              $    14           $     --            $      --          $  5,122
2.0% - 2.99%                8,604                1,743                428                   --             10,775
3.0% - 3.99%                  693                  859                733                  599             2,884
4.0% - 4.99%                  467                  704                134                1,045             2,350
5.0% - 5.99%                1,795                  566                 31                   55             2,447
6.0% - 6.99%                2,363                  705                 --                   --             3,068
                           -------               ------             ------               ------          -------
    Total                 $19,030               $4,591             $1,326               $1,699           $26,646
                          ========              ======             ======               ======           =======




     As of December 31, 2002, the aggregate amount of outstanding time certificates of deposit at Heritage Bank in amounts greater than or equal to $100,000, was approximately $4.4 million. The following table presents the maturity of these time certificates of deposit at such dates.

                                                   December 31, 2002
                                          ---------------------------------
                                                     (In Thousands)


3 months or less.................                      $1,451
Over 3 months through 6 months...                         412
Over 6 months through 12 months..                       1,629
Over 12 months...................                         921
                                                       ------
                                                       $4,413
                                                       ======





     BORROWINGS. Heritage Bank may obtain advances from the Federal Home Loan Bank of Dallas upon the security of the common stock it owns in that bank and certain of its residential mortgage loans and mortgage-backed and other investment securities, provided certain standards related to creditworthiness have been met. These advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities. Federal Home Loan Bank advances are generally available to meet seasonal and other withdrawals of deposit accounts and to permit increased lending.


     The following table shows certain information regarding the short-term borrowings of Heritage Bank at or for the dates indicated:

                                                     At or for the Year Ended
                                                           December 31,
                                                      2002             2001

                                                  ------------------------------
                                                      (Dollars In Thousands)
FHLB open line of credit:
  Average balance outstanding.................       $3,513           $1,688
  Maximum amount outstanding at any
    month-end during the period................       5,400
  Balance outstanding at end of period.........      $5,400           $1,940
  Average interest rate during the period......         4.0%             7.0%
  Weighted average interest rate at end of
    period.....................................         4.7%             7.0%

     At December 31, 2002, Heritage Bank had $599,000 of Federal Home Loan Bank advances secured by investment securities aggregating $599,000. The residual of the borrowings were secured by certain real estate and small business loans in conjunction with a blanket loan security agreement between Heritage Bank and the Federal Home Loan Bank. Of total Federal Home Loan Bank borrowings at December 31, 2002, $1 million contractually mature in 2003, $3.7 million contractually mature in 2004 and $650,000 contractually mature in 2005. If these advances mature or are called in a rising interest rate environment, Heritage Bank may be required to replace these advances with higher rate advances.

SUBSIDIARIES

     At December 31, 2002, the Company's wholly-owned subsidiary, Heritage Bank had one subsidiary, TFS Investment Corporation. TFS Investment Corporation was established in 1995 for the purpose of constructing single-family residences for resale. At December 31, 2002, TFS Investment Corporation had 97 lots for resale with a cost basis of $234,000.

TOTAL EMPLOYEES

     Heritage Bank had 24 full-time employees and one part-time employee at December 31, 2002. None of these employees are represented by a collective bargaining agent, and Heritage Bank believes that it enjoys good relations with its personnel.

COMPETITION

     Heritage Bank faces significant competition both in attracting deposits and in making loans. Heritage Bank's profitability and any expansion into other markets depends upon Heritage Bank's continued ability to compete successfully. Its most direct competition for deposits has come historically from commercial banks, credit unions and other savings institutions located in its primary market area, including many large financial institutions which have greater financial and marketing resources available to them. In addition, Heritage Bank faces significant competition for investors' funds from short-term money market securities, mutual funds and other corporate and government securities. Heritage Bank does not rely upon any individual group or entity for a material portion of its deposits. The ability of Heritage Bank to attract and retain deposits depends on its ability to generally provide a rate of return, liquidity and risk comparable to that offered by competing investment opportunities.

     Heritage Bank's competition for real estate loans comes principally from mortgage banking companies, commercial banks, other savings institutions and credit unions. Heritage Bank competes for loan originations primarily through the interest rates and loan fees it charges, and the efficiency and quality of services it provides borrowers. Factors which affect competition include general and local economic conditions, current interest rate levels and volatility in the mortgage markets. Competition may increase as a result of the continuing reduction of restrictions on the interstate operations of financial institutions and the anticipated slowing of refinancing activity.

REGULATION

     The following discussion of certain laws and regulations which are applicable to Heritage Bancshares, Inc., and Heritage Bank, as well as descriptions of laws and regulations contained elsewhere herein, summarizes the aspects of such laws and regulations which are deemed to be material to Heritage Bancshares, Inc., and Heritage Bank. However, the summary does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

     RECENT LEGISLATION. On July 30, 2002, President George W. Bush signed into law the Sarbanes-Oxley Act of 2002, which generally establishes a comprehensive framework to modernize and reform the oversight of public company auditing, improve the quality and transparency of financial reporting by those companies and strengthen the independence of auditors. Certain of the new legislation's more significant reforms are noted below.

o The new legislation creates a public company accounting oversight board which is empowered to set auditing, quality control and ethics standards, to inspect registered public accounting firms, to conduct investigations and to take disciplinary actions, subject to SEC oversight and review. The new board will be funded by mandatory fees paid by all public companies. The new legislation also improves the Financial Accounting Standards Board, giving it full financial independence from the accounting industry.

o    The  new  legislation   strengthens  auditor  independence  from  corporate
     management by, among other things, limiting the scope of consulting services that auditors can offer their public company audit clients.

o The new legislation heightens the responsibility of public company directors and senior managers for the quality of the financial reporting and disclosure made by their companies. Among other things, the new legislation provides for a strong public company audit committee that will be directly responsible for the appointment, compensation and oversight of the work of the public company auditors.

o The new legislation imposes a range of new corporate disclosure requirements. Among other things, the new legislation requires public companies to report all off-balance-sheet transactions and conflicts, as well as to present any pro forma disclosures in a way that is not misleading and in accordance with requirements to be established by the SEC. The new legislation also accelerated the required reporting of insider transactions, which now generally must be reported by the end of the second business day following a covered transaction; requires that annual reports filed with the SEC include a statement by management asserting that it is responsible for creating and maintaining adequate internal controls and assessing the effectiveness of those controls; and requires companies to disclose whether or not they have adopted an ethics code for senior financial officers, and, if not, why not, and whether the audit committee includes at least one "financial expert," a term which is to be defined by the SEC in accordance with specified requirements. The new legislation also requires the SEC, based on certain enumerated factors, to regularly and systematically review corporate filings.

o The new legislation contains a number of provisions to deter wrongdoing. CEOs and CFOs will have to certify that company financial statements fairly present the company's financial condition. If a misleading financial statement later resulted in a restatement, the CEO and CFO must forfeit and return to the company any bonus, stock or stock option compensation received in the twelve months following the misleading financial report. The new legislation also prohibits any company officer or director from attempting to mislead or coerce an auditor. Among other reforms, the new legislation empowers the SEC to bar certain persons from serving as officers or directors of a public company; prohibits insider trades during pension fund "blackout periods;" directs the SEC to adopt rules requiring attorneys to report securities law violations; and requires that civil penalties imposed by the SEC go into a disgorgement fund to benefit harmed investors.

o The new legislation contains provisions which generally seek to limit and expose to public view possible conflicts of interest affecting securities analysts.

o Finally, the new legislation imposes a range of new criminal penalties for fraud and other wrongful acts, as well as extends the period during which certain types of lawsuits can be brought against a company or its insiders.

HERITAGE BANCSHARES, INC.

     HOLDING COMPANY ACQUISITIONS. Heritage Bancshares, Inc., is a savings and loan holding company within the meaning of the Home Owners' Loan Act, as amended (the "HOLA") and has registered with the Office of Thrift Supervision. Federal law generally prohibits a company, without prior Office of Thrift Supervision approval, from acquiring the ownership or control of any savings bank electing to be subject to its provisions. Under the HOLA, Heritage Bancshares, Inc., is subject to periodic examination by the Office of Thrift Supervision and is required to file periodic reports of its operations and such additional information as the Office of Thrift Supervision may require. Because Heritage Bank is chartered under Texas law, Heritage Bancshares, Inc., is also subject to registration with, and regulation by, the Commissioner under the Texas Savings Bank Act.

     ACTIVITIES AND OTHER LIMITATIONS. A savings and loan holding company is a legal entity separate and distinct from its subsidiary bank. Normally, the major source of a holding company's revenue is dividends a holding company receives from its subsidiary bank. The right of a savings and loan holding company to participate as a stockholder in any distribution of assets of its subsidiary bank upon its liquidation or reorganization or otherwise is subject to the prior claims of creditors of such subsidiary bank. The subsidiary bank is subject to claims by creditors for long-term and short-term debt obligations, including deposit liabilities.

     The HOLA also prohibits a savings and loan holding company, with certain exceptions, from acquiring more than 5% of the voting shares of any company that is not a savings association and from engaging in any business other than those permissible for a financial holding company under the Bank Holding Company Act of 1956, as amended (the "BHCA"). Financial holding companies may engage in a broad range of financially related activities, including insurance and securities activities, and activities that are financial in nature or incidental to such financial activities. The BHCA lists certain activities that are considered financial in nature and permits the Federal Reserve Board to expand that list to include other activities that are complementary to the activities on the preapproved list. The preapproved activities include (1) securities underwriting, dealing and market making, (2) insurance underwriting, (3) merchant banking, and (4) insurance company portfolio investments.

     In addition to activities permitted for financial holding companies, Heritage Bancshares, Inc., as a savings and loan holding company, is also permitted to (1) furnish or perform management services for Heritage Bank, (2) conduct an insurance agency and escrow business, (3) hold, manage or liquidate assets owned or acquired from Heritage Bank, (4) hold or manage properties used or occupied by Heritage Bank, (5) act as a trustee under a deed of trust and (6) engage in any activity permissible for a multiple savings and loan holding company as of March 5, 1987 (including various real estate management and development activities). In addition, a savings and loan holding company may engage in activities that the Federal Reserve Board permits for bank holding companies. These activities include operating a mortgage company, finance company, credit card company, factoring company, trust company or savings association; performing certain data processing operations; providing limited securities brokerage services; acting as an investment or financial advisor; acting as an insurance agent for certain types of credit-related insurance; leasing personal property on a full-payout, non-operating basis; providing tax planning and preparation services; operating a collection agency; and providing certain courier services.

     RESTRICTIONS ON TRANSACTIONS WITH AFFILIATES. Transactions between a savings bank and its "affiliates" are subject to quantitative and qualitative restrictions under Sections 23A and 23B of the Federal Reserve Act and FDIC regulations. Affiliates of a savings bank include, among other entities, the savings bank's holding company and companies that are controlled by or under common control with the savings bank.

     Section 23A applies to certain "covered transactions" between an affiliate and a savings bank. In general, the extent to which a savings bank or its subsidiaries may engage in such "covered transactions" with affiliates is limited to an amount equal to 10% of the institution's capital and surplus, in the case of covered transactions with any one affiliate, and to an amount equal to 20% of such capital and surplus, in the case of covered transactions with all affiliates. A "covered transaction" is defined to include a loan or extension of credit to an affiliate; a purchase of investment securities issued by an affiliate; a purchase of assets from an affiliate, with certain exceptions; the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit to any party; or the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate. Section 23B applies to "covered transactions" as well as to the sale of securities or assets to an affiliate, the payment of money or the furnishing of services to an affiliate and transactions in which an affiliate acts as an agent or broker or receives a fee for its services to the savings association. These transactions may be engaged in only on terms and under circumstances that are substantially the same, or at least as favorable to the savings bank or its subsidiary, as those prevailing at the time for comparable transactions with nonaffiliated companies.

     In  addition,  Sections  22(h)  and (g) of the  Federal  Reserve  Act place restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a bank, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the bank's loans to one borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons and also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a bank to all insiders cannot exceed the institution's unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers.

     FEDERAL SECURITIES LAWS. Heritage Bancshares, Inc., filed with the SEC a registration statement under the Securities Act of 1933 for the registration of the common stock issued pursuant to the Conversion. Heritage Bancshares, Inc., has registered its common stock with the SEC under Section 12(g) of the Securities Exchange Act of 1934. Heritage Bancshares, Inc., is subject to the proxy and tender offer rules, insider trading reporting requirements and restrictions, and certain other requirements under the Exchange Act. Pursuant to FDIC regulations and the Plan of Conversion, Heritage Bancshares, Inc., has agreed to maintain such registration for a minimum of three years following the Conversion.

     The registration under the Securities Act of the shares of common stock issued in the Conversion does not cover the resale of such shares. Shares of common stock purchased by persons who are not affiliates of Heritage Bancshares, Inc., may be sold without registration. Shares purchased by an affiliate of Heritage Bancshares, Inc., will be subject to the resale restrictions of Rule 144 under the Securities Act. If Heritage Bancshares, Inc., meets the current public information requirements of Rule 144 under the Securities Act, each affiliate of Heritage Bancshares, Inc., who complies with the other conditions of Rule 144 would be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of (a) 1% of the outstanding shares of Heritage Bancshares, Inc., or (b) the average weekly volume of trading in such shares during the preceding four calendar weeks.

HERITAGE BANK

     GENERAL. Heritage Bank is a Texas-chartered savings bank, the deposit accounts of which are insured by the Savings Association Insurance Fund of the FDIC. As a Savings Association Insurance Fund insured, Texas-chartered savings bank, the Savings Bank is subject to the examination, supervision, reporting and enforcement requirements of the Texas Savings and Loan Department, as the chartering authority for Texas savings banks, and the FDIC, as administrator of the Savings Association Insurance Fund, and to the statutes and regulations administered by the Texas Savings and Loan Department and the FDIC governing such matters as capital standards, mergers, establishment of branch offices, subsidiary investments and activities and general investment authority. Heritage Bank is required to file reports with the

Texas Savings and Loan Department and the FDIC concerning its activities and financial condition and will be required to obtain regulatory approvals prior to entering into certain transactions, including mergers with, or acquisitions of, other financial institutions.

     The Texas Savings and Loan Department and the FDIC have extensive enforcement authority over Texas-chartered savings banks, such as Heritage Bank. This enforcement authority includes, among other things, the ability to issue cease-and-desist or removal orders, to assess civil money penalties and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe and unsound practices.

     The Texas Savings and Loan Department has established a schedule for the assessment of "supervisory fees" upon all Texas savings banks to fund the operations of the Texas Savings and Loan Department. These supervisory fees are computed on the basis of each savings bank's total assets (including consolidated subsidiaries) and are payable at the end of each calendar quarter. A schedule of fees has also been established for certain filings made by Texas savings banks with the Texas Savings and Loan Department. The Texas Savings and Loan Department also assesses fees for examinations conducted by the Texas Savings and Loan Department's staff, based upon the number of hours spent by the staff performing the examination. During the year ended December 31, 2002, Heritage Bank paid approximately $13,000 in supervisory fees and expenses.

     SUPERVISORY ORDER. In May of 2000, in response to regulatory findings regarding losses on securities activities, deficient internal controls, accounting errors and recordkeeping, the lack of an internal audit, Heritage Bank entered into a supervisory order placing it under the voluntary supervisory control of the Commissioner of the Texas Savings and Loan Department and was subject to a formal order of investigation by the FDIC. John H. Mackey, the current President of Heritage Bank, was selected as the Department's representative under the terms of an "Agreed Upon Order Placing Heritage Savings Bank, ssb. Under Voluntary Supervisory Control." The Order required a number of things, among them: during the period of supervision pursuant to this order, Heritage Bank and its directors, officers and employees were required to act in accordance with the instructions and directions given by the Commissioner or by Mr. Mackey as supervisory representative of the Commissioner; as a supervisor, Mr. Mackey would manage the affairs of Heritage Bank and its subsidiary and take charge of books, records, property, assets, liabilities, and business of the bank; meetings of the Board of Directors were not permitted without the written approval of the supervisor; no action of the Board of Directors was deemed valid without written approval of the supervisor or the Commissioner; each Director agreed to resign his or her position upon the request of the Commissioner; and the Order was not to be lifted until, in the opinion of the Commissioner, the bank had acceptable management, established acceptable internal controls and segregation of duties, investment policies and practices, operational policies and had achieved profitability in operations.

     In February of 2001, citing the considerable progress the bank had made in correcting operational deficiencies, the supervisory order was terminated by the Commissioner of the Texas Savings and Loan Department. Termination of the Order was subject to adoption by the Board of Directors of a resolution agreeing to maintain acceptable management, a Tier 1 leverage capital ratio of at least 7%, at least 8 directors as required by the bylaws of Heritage Bank, with these directors to include members having a cross section of banking and business experience, supervision of lending and investment policies, accounting procedures and internal control adequate to safeguard the interests of the bank, sufficient oversight of management to ensure compliance with board policies, statutes and regulations, and quarterly reporting to the Texas Savings and Loan Department and the FDIC regarding the status of the bank's financial and operating condition. Management of Heritage Bank believes it is in compliance with these conditions, with the exception of the requirement for 8 directors. In May of 2001, the Commissioner removed the quarterly reporting requirement.

     INSURANCE OF ACCOUNTS. The deposits of Heritage Bank are insured to the maximum extent permitted by the Savings Association Insurance Fund, which is administered by the FDIC. As insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the FDIC. The FDIC also has the authority to initiate enforcement actions against savings banks such as Heritage Bank.

     Savings Association Insurance Fund insured institutions are assigned to one of three capital groups which are based solely on the level of an institution's capital--"well capitalized," "adequately capitalized," and "undercapitalized." These capital levels are defined in the same manner as under the prompt corrective action system discussed below. These three groups are then divided into three subgroups which reflect varying levels of supervisory concern, from those banks which are considered to be healthy to those which are considered to be of substantial supervisory concern. The matrix so created results in nine assessment risk classifications, with rates ranging from zero for well capitalized, healthy institutions to .27% for undercapitalized institutions with substantial supervisory concerns. The insurance premiums for Heritage Bank for 2002 were .0002% (per annum) of insured deposits. The Savings Association Insurance Fund is required by law to maintain a reserve ratio of 1.25% of insured deposits.

     The FDIC may terminate the deposit insurance of any insured depository institution, including Heritage Bank, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is aware of no existing circumstances which would result in termination of Heritage Bank's deposit insurance.

     CAPITAL REQUIREMENTS. The FDIC has promulgated regulations and adopted a statement of policy regarding the capital adequacy of state-chartered banks which, like Heritage Bank, are not members of the Federal Reserve System. The FDIC's capital regulations establish a minimum 3.0% Tier I leverage capital requirement for the most highly-rated state-chartered, non-member banks, with an additional cushion of at least 100 to 200 basis points for all other state-chartered, non-member banks, which effectively will increase the minimum Tier I leverage ratio for such other banks to 4.0% to 5.0% or more. Under the FDIC's regulation, highest-rated banks are those that the FDIC determines are not anticipating or experiencing significant growth and have well diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and, in general, which are considered a strong banking organization, rated composite 1 under the Uniform Financial Institutions Rating System. Leverage or core capital is defined as the sum of common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, and minority interests in consolidated subsidiaries, minus all intangible assets other than certain qualifying supervisory goodwill, and certain purchased mortgage servicing rights and purchased credit and relationships.

     The FDIC also requires that savings banks meet a risk-based capital standard. The risk-based capital standard for savings banks requires the maintenance of total capital which is defined as Tier I capital and supplementary (Tier 2 capital) to risk weighted assets of 8%. In determining the amount of risk-weighted assets, all assets, plus certain off balance sheet assets, are multiplied by a risk-weight of 0% to 100%, based on the risks the FDIC believes are inherent in the type of asset or item.

     The components of Tier I capital are equivalent to those discussed above under the 3% leverage standard. The components of supplementary (Tier 2) capital include certain perpetual preferred stock, certain mandatory convertible securities, certain subordinated debt and intermediate preferred stock and general allowances for loan and lease losses. Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital. At December 31, 2002, Heritage Bank met each of its capital requirements.

     A bank which has less than the minimum leverage capital requirement must, within 60 days of the date as of which it fails to comply with such requirement, submit to its FDIC regional director for review and approval a reasonable plan describing the means and timing by which the bank will achieve its minimum leverage capital requirement. A bank which fails to file such plan with the FDIC is deemed to be operating in an unsafe and unsound manner and could subject the bank to a cease-and-desist order from the FDIC. The FDIC's regulations also provide that any insured depository institution with a ratio of Tier I capital to total assets that is less than 2.0% is deemed to be operating in an unsafe or unsound condition pursuant to Section 8(a) of the Federal Deposit Insurance Act and is subject to potential termination of deposit insurance. However, such an institution will not be subject to an enforcement proceeding thereunder solely on account of its capital ratios if it has entered into and is in compliance with a written agreement with the FDIC to increase its Tier I leverage capital ratio to such level as the FDIC deems appropriate and to take such other action as may be necessary for the institution to be operated in a safe and sound manner. The FDIC capital regulation also provides, among other things, for the issuance by the FDIC or its designee(s) of a capital directive, which is a final order issued to a bank that fails to maintain minimum capital to restore its capital to the minimum leverage capital requirement within a specified time period. Such directive is enforceable in the same manner as a final cease-and-desist order.

     At December 31, 2002, Heritage Bank exceeded all of its regulatory capital requirements, with Tier 1, total risk-based and leverage capital ratios of 15.8%, 16.8% and 13.5%, respectively. The following table sets forth Heritage Bank's compliance with the above-described capital requirements as of December 31, 2002.

                                                                                   Total
                                                                Tier 1          Risk-Based             Leverage
                                                              Capital(1)          Capital              Capital

                                                            ----------------------------------------------------------
                                                                             (Dollars in Thousands)


Capital under generally accepted accounting principles:         $ 6,310                 $ 6,310           $6,310
                                                                 ======                  ======            =====
Regulatory capital                                                6,298                   6,714            6,298
Minimum required regulatory capital(2)                            1,596                   3,193            1,863
                                                                 ------                  ------            -----
Excess regulatory capital                                         4,702                   3,521            4,435
                                                                 ======                  ======            =====

Regulatory capital as a percentage                                 15.8%                   16.8%            13.5%
Minimum capital required as a
   percentage(2)                                                    4.0%                    8.0%             4.0%
Regulatory capital as a percentage
 in excess of requirements                                          11.8%                   8.8%             9.5%



----------------

(1) Does not reflect the 4.0% requirement to be met in order for an institution to be "adequately capitalized." See "- Prompt Corrective Action."

(2) Tier 1 capital and total risk-based capital are computed as a percentage of "Risk-weighted" assets as computed for purposes of this requirement of $39.9 million. Leverage capital is computed as a percentage of average total assets of $46.7 million.

     Any savings bank that fails any of the capital requirements is subject to possible enforcement actions by the FDIC. Such actions could include a capital directive, a cease and desist order, civil money penalties, the establishment of restrictions on the institution's operations, termination of Federal deposit insurance and the appointment of a conservator or receiver.

     Under the Texas Savings Bank Act, a savings bank, such as Heritage Bank, must maintain minimum capital as prescribed by the Commissioner in an amount not less than the regulatory capital required for national banks. A national bank must maintain Tier 1 capital in an amount equal to at least 3.0% of adjusted total assets, and at least 8.0% of risk-based capital. The Texas Savings and Loan Department may establish higher minimums based upon a savings bank's history, management or earnings prospects.

     LIQUIDITY. A Texas savings bank must maintain investments in liquid assets equal to at least 10% of its average daily deposits for the most recently completed calendar quarter. Liquid assets for these purposes include cash, balances in a Federal Reserve Bank or Federal Home Loan Bank, and readily marketable investments, including unencumbered Federal government sponsored enterprises securities.

     DIVIDENDS. Under the Texas Savings Bank Act, dividends may be declared when out of current and retained income.

     PROMPT CORRECTIVE ACTION. Under the "Prompt Corrective Action" provisions of the Federal Deposit Insurance Act ("FDIA"), the federal banking agencies have established five capital categories ("well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized"). The prompt corrective action provisions of FDIA, and the regulations promulgated thereunder, require certain mandatory actions and authorize other discretionary actions to be taken by the appropriate federal banking agency with respect to institutions in the three undercapitalized categories, with the nature and extent of such action dependent primarily on the category in which the institution is placed.

     The severity of the actions authorized or required to be taken by the FDIC increases as an institution's capital position deteriorates. Under the prompt corrective action provisions, the FDIC is required to monitor closely and to restrict asset growth, acquisitions, branching and new lines of business of an undercapitalized bank. The FDIA also prohibits dividends and other capital distributions if, following such distribution, a bank would be undercapitalized and requires an undercapitalized bank to submit to the FDIC a capital restoration plan.

     At December 31, 2002, Heritage Bank was deemed a well capitalized institution for purposes of the above regulations and as such is not subject to the above mentioned restrictions.

     SAFETY AND SOUNDNESS GUIDELINES. The FDIC and the other Federal banking agencies have established guidelines for safety and soundness, addressing operational and managerial standards, as well as compensation matters for insured financial institutions. Institutions failing to meet these standards are required to submit compliance plans to their appropriate Federal regulators. The FDIC and the other agencies have also established guidelines regarding asset quality and earnings standards for insured institutions. Heritage Bank believes that it is in compliance with these guidelines and standards.

     COMMUNITY REINVESTMENT ACT AND THE FAIR LENDING LAWS. Savings banks, such as Heritage Bank, have a responsibility under the Community Reinvestment Act of 1977 and related regulations of the FDIC to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In addition, the Equal Credit Opportunity Act and the Fair Housing Act (together, the "Fair Lending Laws") prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. An institution's failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in regulatory restrictions on its activities. Failure to comply with the Fair Lending Laws could result in enforcement actions by the FDIC, as well as the Department of Justice.

     QUALIFIED THRIFT LENDER TEST. As a Texas-chartered savings bank, Heritage Bank is currently required, and after the conversion will continue to be required, to comply with the qualified thrift lender or QTL test pursuant to
Section 92.204 of the Texas Finance Code. Additionally, for us to register as a savings and loan holding company, Heritage Bank is required to meet the QTL test under Office of Thrift Supervision regulations. Heritage Bank can comply with the QTL test either by qualifying as a domestic building and loan association as defined in the Internal Revenue Code or by meeting the second prong of the QTL test set forth in the HOLA, as described below.

     Under the "domestic building and loan" test a savings association must meet a supervisory test, a business operations test, and an asset composition test which requires that 60% of total assets must consist of cash, United States obligations, share loans, and loans secured by residential real estate. Heritage Bank meets the definition of a "domestic building and loan association" under this test.

     Currently, the prong of the QTL test that is not based on the Internal Revenue Code requires that 65% of an institution's "portfolio assets" (as defined) consist of certain housing and consumer-related assets on a monthly average basis in nine out of every 12 months. Assets that qualify without limit for inclusion as part of the 65% requirement include:

o loans made to purchase, refinance, construct, improve or repair domestic residential housing;

o    home equity loans;

o    most mortgage-backed securities;

o    stock issued by the Federal Home Loan Bank of Dallas; and

o    direct or indirect obligations of the FDIC.

     In addition, the following assets, among others, may be included in meeting the test subject to an overall limit of 20% of the savings institution's portfolio assets: 50% of residential mortgage loans originated and sold within 90 days of origination; 100% of consumer loans (limited to 10% of total portfolio assets); and stock issued by the FHLMC or the FNMA. Portfolio assets consist of total assets minus the sum of (1) goodwill and other intangible assets, (2) property used by the savings institution to conduct its business, and (3) liquid assets up to 20% of the institution's total assets. At December 31, 2002, the qualified thrift investments of Heritage Bank were approximately 78% of its portfolio assets.

     FEDERAL HOME LOAN BANK SYSTEM. Heritage Bank is a member of the Federal Home Loan Bank of Dallas, which is one of 12 regional Federal Home Loan Banks that administers the home financing credit function of savings institutions. Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the Federal Home Loan Bank System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the Federal Home Loan Bank. At December 31, 2002, Heritage Bank had $5.4 million of Federal Home Loan Bank advances. See Note 10 to Consolidated Financial Statements.

     As a member, Heritage Bank is required to purchase and maintain stock in the Federal Home Loan Bank of Dallas in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans or similar obligations at the beginning of each year. At December 31, 2002, Heritage Bank had $483,000 in Federal Home Loan Bank stock, of which $270,100 was the minimum required for compliance with this requirement.

     The Federal Home Loan Banks are required to provide funds for the resolution of troubled savings institutions and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of Federal Home Loan Bank dividends paid in the past and could do so in the future. These contributions also could have an adverse effect on the value of Federal Home Loan Bank stock in the future. The dividend yield on Heritage Bank's Federal Home Loan Bank stock was 2.7% in 2002 and 4.1% in 2001.

     FEDERAL RESERVE SYSTEM. The Federal Reserve Board requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. No reserves are required to be maintained on the first $5.5 million of transaction accounts, reserves of 3% were required to be maintained for amounts up to$42.8 million of net transaction accounts, and a reserve of $1.3 million plus 10% against net transaction accounts above this amount. The above dollar amounts and percentages are subject to periodic adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or a noninterest-bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce an institution's earning assets and constrain its ability to lend.


                                    TAXATION

FEDERAL TAXATION

     GENERAL. Heritage Bancshares, Inc., and Heritage Bank are subject to the corporate tax provisions of the Internal Revenue Code, and Heritage Bank is subject to certain additional provisions which apply to thrifts and other types of financial institutions. The following discussion of Federal taxation is intended only to summarize certain pertinent Federal income tax matters relevant to the taxation of Heritage Bancshares, Inc., and Heritage Bank and is not a comprehensive discussion of the tax rules applicable to Heritage Bancshares, Inc., and Heritage Bank.

     FISCAL YEAR. For Federal income tax purposes, Heritage Bank currently reports its income and expenses on the accrual method of accounting and uses a tax year ending December 31 for filing its Federal income tax returns.

     BAD DEBT RESERVES. Savings institutions such as Heritage Bank are permitted to establish a reserve for bad debts and to make annual additions to the reserve. As an institution with less than $500 million in assets, Heritage Bank has elected to use the experience method for computing additions to its bad debt reserve.

     Under the experience method, the deductible annual addition to Heritage Bank's bad debt reserves is the amount necessary to increase the balance of the reserve at the close of the taxable year to the greater of (a) the amount which bears the same ratio to loans outstanding at the close of the taxable year as the total net bad debts sustained during the current and five preceding taxable years bear to the sum of the loans outstanding at the close of those six years or (b) the lower of (i) the balance in the reserve account at the close of the last taxable year prior to the most recent adoption of the experience method (the "base year"), except that for taxable years beginning after 1987, the base year is the last taxable year beginning before 1988, or (ii) if the amount of loans outstanding at the close of the taxable year is less than the amount of loans outstanding at the close of the base year, the amount which bears the same ratio to loans outstanding at the close of the taxable year as the balance of the reserve at the close of the base year bears to the amount of loans outstanding at the close of the base year.

     Legislation adopted in August 1996 (i) repealed the provision of the Code which authorized the use of the percentage of taxable income method by qualifying savings institutions to determine deductions for bad debts, effective for taxable years beginning after 1995, and (ii) requires that a savings institution recapture for tax purposes (i.e. take into income) over a six-year period its applicable excess reserves, which for a savings institution such as Heritage Bank which is a "small bank," as defined in the Code, generally is the excess of the balance of its bad debt reserves as of the close of its last taxable year beginning before January 1, 1996 over the balance of such reserves as of the close of its last taxable year beginning before January 1, 1988, which recapture would be suspended for any tax year that begins after December 31, 1995 and before January 1, 1998 (thus a maximum of two years) in which a savings institution originates an amount of residential loans which is not less than the average of the principal amount of such loans made by a savings institution during its six most recent taxable years beginning before January 1, 1996. Heritage Bank does not believe that these provisions will have a material adverse effect on Heritage Bank's financial condition or operations.

     The above-referenced legislation also repealed certain provisions of the Code that only apply to thrift institutions to which Section 593 applies: (i) the denial of a portion of certain tax credits to a thrift institution; (ii) the special rules with respect to the foreclosure of property securing loans of a thrift institution; (iii) the reduction in the dividends received deduction of a thrift institution; and (iv) the ability of a thrift institution to use a net operating loss to offset its income from a residual interest in a real estate mortgage investment conduit. It is not anticipated that the repeal of these provisions will have a material adverse effect on Heritage Bank's financial condition or operations.

     At December 31, 2002, Heritage Bank had no Federal income tax reserves for which Federal income tax had not been provided. Any Federal income tax reserves and liquidation account to be established for the benefit of certain depositors of Heritage Bank in connection with the conversion would cause the retained earnings of Heritage Bank to be substantially restricted.

     DISTRIBUTIONS. If Heritage Bank distributes cash or property to its stockholders, and the distribution is treated as being from its accumulated pre-1988 tax bad debt reserves, the distribution will cause Heritage Bank to have additional taxable income. A distribution to stockholders is deemed to have been made from accumulated bad debt reserves to the extent that (a) the reserves exceed the amount that would have been accumulated on the basis of actual loss experience, and (b) the distribution is a "non-dividend distribution." A distribution in respect of stock is a non-dividend distribution to the extent that, for Federal income tax purposes,
(i) it is in redemption of shares, (ii) it is pursuant to a liquidation of the institution, or (iii) in the case of a current distribution, together with all other such distributions during the taxable year, it exceeds Heritage Bank's current and post-1951 accumulated earnings and profits. The amount of additional taxable income created by a non-dividend distribution is an amount that when reduced by the tax attributable to it is equal to the amount of the distribution.

     NET OPERATING LOSS CARRYOVERS. A financial institution may carry back net operating losses to the preceding three taxable years and forward to the succeeding 15 taxable years. Effective for net operating losses arising in tax years beginning after October 1, 1997, the carryback period is reduced from three years to two years and the carryforward period is extended from 15 years to 20 years. At December 31, 2002, Heritage Bank had $8,000 in net operating loss carryforwards for Federal income tax purposes that will expire in 2019.

     CORPORATE DIVIDENDS-RECEIVED DEDUCTION. The corporate dividends-received deduction is 80% in the case of dividends received from corporations with which a corporate recipient does not file a consolidated tax return, and corporations which own less than 20% of the stock of a corporation distributing a dividend may deduct only 70% of dividends received or accrued on their behalf. However, a corporation may deduct 100% of dividends from a member of the same affiliated group of corporations.

STATE AND LOCAL TAXATION

     STATE OF TEXAS. Effective August 12, 1991, the Texas legislature enacted the 1991 Texas Revenue Bill which, among other things, imposes a franchise tax on Heritage Bancshares, Inc. Under the law, we will pay an annual franchise tax equal to the greater of $2.50 per $1,000 of taxable capital apportioned to Texas, or $4.50 per $100 of net taxable earned surplus with certain modifications.

     DELAWARE TAXATION. As a Delaware holding company not earning income in Delaware, Heritage Bancshares, Inc. is exempt from Delaware corporate income tax but is required to file an annual report with and pay an annual franchise tax to the State of Delaware.

     OTHER MATTERS. Federal legislation is introduced from time to time that would limit the ability of individuals to deduct interest paid on mortgage loans. Individuals are currently not permitted to deduct interest on consumer loans. Significant increases in tax rates or further restrictions on the deductibility of mortgage interest could adversely affect Heritage Bank.

     Heritage Bank's Federal income tax returns for the tax years ended 2001, 2000 and 1999 are open under the statute of limitations and are subject to review by the IRS. Heritage Bank has not been audited by the IRS during the last five years.

ITEM 2.   DESCRIPTION OF PROPERTY.

     The following table sets forth certain information with respect to the Bank's offices at December 31, 2002.
                                              Net Book              Amount of
                                              Value of             Deposits at
Description/Address           Leased/Owned    Property        December 31, 2002
-------------------           -------------  -----------      ------------------
                                                     (In Thousands)


102 West High Street            Owned           $247                  $34,134
Terrell, Texas  75160

ITEM 3. LEGAL PROCEEDINGS.
------  ------------------

     Heritage Bank, the Company's principal subsidiary, is a defendant in a proceeding brought by Linda Kay Gober, a former employee of Heritage Bank that commenced on January 27, 2003, in the United Stated District Court for the Northern District of Texas, Dallas, Division. The plaintiff alleges that during the course of her employment and/or as a result of her separation from employment, she was subjected to illegal age discrimination pursuant to the Age Discrimination in Employment Act, 29 U. S. C. ss. 621, et seq., sexual harassment and retaliation for complaining about sexual harassment, pursuant to Title VII of the Civil Rights Act of 1964, 42 U. S. C. ss. 2000e, et seq. The plaintiff seeks lost wages and benefits, emotional distress damages, punitive damages, liquidated damages (pursuant to the Age Discrimination in Employment
Act), and other compensatory damages, as well as equitable relief, including reinstatement and an injunction against future age discrimination, sexual harassment and retaliation, pre- and post-judgment interest and attorneys' fees. No sum of damages has yet been specified. Heritage Bank is also a defendant in a proceeding brought by Vicki Renee Sereseroz, a former employee of Heritage Bank, commenced on February 10, 2003 in the same court, alleging similar facts, asserting the same claims, and seeking the same relief. The Company intends to vigorously oppose both these actions and believes them to be without merit.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
------  ----------------------------------------------------

         Not applicable.


PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
------  ---------------------------------------------------------

     The information required by Item 201 of Regulation S-B is incorporated by reference from the information contained in the sections captioned "Stockholder Information" and "Stock Information" in the Registrant's 2002 Annual Report to Stockholders.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
------  ----------------------------------------------------------

     The information required by Item 303 of Regulation S-B is incorporated by reference from the information contained in the section captioned "Management's Discussion and Analysis" in the Registrant's 2002 Annual Report to Stockholders.

ITEM 7. FINANCIAL STATEMENTS.
------  --------------------

     The information required by Item 310(a) of Regulation S-B is incorporated by reference from the Consolidated Financial Statements of Heritage Bancshares, Inc. and Subsidiary as of December 31, 2002 and 2001, together with the report of Payne Falkner Smith & Jones, P.C., in the Registrant's 2002 Annual Report to Stockholders.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
------- ---------------------------------------------------------------

        Not applicable.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE
------  ------------------------------------------------------------------------
        WITH  SECTION   16(A)  OF   THE  EXCHANGE ACT.
        ---------------------------------------------

     The information required by Items 401 and 405 of Regulation S-B is incorporated by reference from the information contained in the section captioned "Election of Directors" and "Executive Compensation - Section 16(a) Beneficial Ownership Reporting Compliance," respectively, in the Registrant's Proxy Statement for the 2003 Annual Meeting of Stockholders ("Proxy Statement").

ITEM 10.       EXECUTIVE COMPENSATION.
--------       ----------------------

     The information required by Item 402 of Regulation S-B is incorporated by reference from the information contained in the section captioned "Executive Compensation" in the Registrant's Proxy Statement.

ITEM 11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
               AND RELATED STOCKHOLDER MATTERS.
-------        -----------------------------------------------------------------

     The information required by Items 201(d) and 403 of Regulation S-B is incorporated by reference from the information contained in the section captioned "Executive Compensation-Equity Compensation Plan Information" and "Beneficial Ownership," respectively, in the Registrant's Proxy Statement.

ITEM 12.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
-------        -----------------------------------------------

     The information required by Item 404 of Regulation S-B is incorporated by reference from the information contained in the section captioned "Executive Compensation - Indebtedness of Management" in the Registrant's Proxy Statement.

ITEM 13.       EXHIBITS, LIST AND REPORTS ON FORM 8-K.
--------       ---------------------------------------

        (a)    Documents filed as part of this Report.

                (1) The following documents are filed as part of this report and are incorporated herein by reference to Item 7 of this Annual Report on Form 10-KSB:

        Independent Auditors' Report.

        Consolidated Balance Sheet as of December 31, 2002 and 2001.

        Consolidated Statements of Income for the Years Ended December 31, 2002 and 2001.

        Consolidated Statement of Changes in Stockholders' Equity for the Years Ended December 31, 2002 and 2001.

        Consolidated Statement of Cash Flows for the Years Ended December 31, 2002 and 2001.

        Notes to Consolidated Financial Statements.

                 (2) All schedules for which provision is made in the applicable accounting regulation of the Commission are omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or notes thereto.

                (3)(a) The following exhibits are filed as part of this Form 10-KSB, and this list includes the Exhibit Index.

No.                              Description
---          -------------------------------------------------------------------

3.1          Certificate of Incorporation of Heritage Bancshares, Inc.1/
3.2          Amended and Restated Bylaws of Heritage Bancshares, Inc.
4.1          Form of Stock Certificate of Heritage Bancshares, Inc.1/
13           2002 Annual Report to Stockholders
21           Subsidiaries of the Registrant
99.1         Certification  of Chief Executive  Officer  Pursuant to Section 906
             of the  Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
99.2         Certification  of Chief Financial  Officer  Pursuant to Section 906
             of the  Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)


____________________________

1/ Incorporated by reference from the Registration Statement on Form SB-2 (Registration No. 333-70782) filed by the issuer with the Commission on October 2, 2001, as amended.

        (3)(b)  Reports filed on Form 8-K.

     On November 27, 2002, Heritage Bancshares, Inc. filed a Form 8-K under Item 5 announcing the hiring of an Executive Vice President and Chief Financial Officer on November 20, 2002.

ITEM 14.  CONTROLS AND PROCEDURES.
--------  ------------------------

     Within 90 days prior to the date of this annual report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

     Disclosure controls and procedures are the controls and other procedures of the Company that are designed to ensure that the information required to be disclosed by the Company in its reports filed or submitted under the Securities Exchange Act of 1934, as amended ("Exchange Act") is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in its reports filed under the Exchange Act is accumulated and communicated to the Company's management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                           HERITAGE BANCSHARES, INC.


Date: March 27, 2003           By:/s/ JOHN H. MACKEY
                                  ----------------------------------------------
                                  John H. Mackey
                                  President and Chief Executive Officer
                                  (Duly Authorized Representative)

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ J. PAT BAKER                                                  March 27, 2003
--------------------------------------------------
J. Pat Baker
Chairman of the Board



/s/ JOHN H. MACKEY                                                March 27, 2003
--------------------------------------------------
John H. Mackey
Director, President and Chief Executive
  Officer (Principal Executive Officer)


/s/ JON D. PATTERSON                                              March 27, 2003
--------------------------------------------------
Jon D. Patterson
Executive Vice President and Chief Financial
  Officer (Principal Financial and Accounting
  Officer)


/s/ JOY MILTON CATLIN
--------------------------------------------------
Joy Milton Catlin                                                 March 27, 2003
Director

/s/ SWITZER L. DEASON                                             March 27, 2003
---------------------------------------------------
Switzer L. Deason
Director


/s/ MARY CAYLE RAMSEY                                             March 27, 2003
--------------------------------------------------
Mary Gayle Ramsey
Director


/s/ MILTON LEE RISINGER                                           March 27, 2003
--------------------------------------------------
Milton Lee Risinger
Director


/s/ THOMAS J. WAGEMAN                                             March 27, 2003
--------------------------------------------------
Thomas J. Wageman
Director

                                 CERTIFICATIONS


I, John H. Mackey, certify that:

1. I have reviewed this annual report on Form 10-KSB of Heritage Bancshares, Inc. (the "Registrant");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b)   evaluated  the   effectiveness  of  the  Registrant's   disclosure
              controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c)   presented  in  this  annual  report  our  conclusions   about  the
              effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

 5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

 6. The Registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 27, 2003                      /s/ JOHN H. MACKEY
                                           -------------------------------------
                                           John H. Mackey
                                           President and Chief Executive Officer

I, Jon D. Patterson, certify that:

 1. I have reviewed this annual report on Form 10-KSB of Heritage Bancshares, Inc. (the "Registrant");

 2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

 3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

 4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)   evaluated  the  effectiveness  of  the  Registrant's   disclosure
               controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

 5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

 6. The Registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  March 27, 2003                       /s/ JON D. PATTERSON
                                            ------------------------------------
                                            Jon D. Patterson
                                            Executive Vice President and Chief
                                             Financial Officer