Form 10QSB
period 2003-05-15
HERITAGE BANCSHARES INC /TX
filed 2003-05-15
CIK 1160124

U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

      |X| Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934.

      For the Quarter Ended March 31, 2003.

      |_|   Transition report under Section 13 or 15 (d) of the Exchange Act.

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

Yes |X| No |_|

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 9, 2003 there were 473,248 shares of common stock outstanding.

      Transitional Small Business Disclosure Format (check one):

Yes |_| No |X|

                    HERITAGE BANCSHARES, INC. AND SUBSIDIARY

PART I - FINANCIAL INFORMATION

                                                                                         Page
                                                                                        Number
                                                                                        ------
Item 1. Financial Statements

   Consolidated Balance Sheet as of March 31, 2003 (unaudited) and December 31, 2002 ..    1

   Unaudited Consolidated Statement of Operations for the three months ended
   March 31, 2003 and March 31, 2002 ..................................................    2

   Unaudited Consolidated Statement of Changes in Stockholders' Equity for the
   three months ended March 31, 2003 ..................................................    3

   Unaudited Consolidated Statement of Cash Flows for the three months ended
   March 31, 2003 and March 31, 2002 ..................................................    4

   Notes to Consolidated Financial Statements .........................................    5

Item 2. Management's Discussion and Analysis ..........................................    7

Item 3. Controls and Procedures .......................................................   14

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings ............................................................   15

Item 2.  Changes in Securities ........................................................   15

Item 3.  Defaults Upon Senior Securities ..............................................   15

Item 4.  Submission of Matters to a Vote of Security Holders ..........................   15

Item 5.  Other Information ............................................................   15

Item 6.  Exhibits and Reports on Form 8-K .............................................   15

Signatures ............................................................................   16

Certifications ........................................................................   17

                                 PART I - ITEM 1
                              FINANCIAL STATEMENTS

                    HERITAGE BANCSHARES, INC. AND SUBSIDIARY
                           Consolidated Balance Sheet

               At March 31, 2003 (unaudited) and December 31, 2002
                      (In Thousands, Except Share Amounts)

                                                                    March 31,     December 31,
ASSETS                                                                 2003           2002
                                                                    ---------     ------------
Cash and due from banks                                              $  5,758       $  3,872
Federal funds sold                                                         --            600
                                                                     --------       --------
     Total cash and cash equivalents                                    5,758          4,472
Interest bearing time deposits in other banks                             800            793
Securities available for sale                                           1,231          1,921
Loans, net                                                             41,246         37,990
Accrued interest receivable                                               248            240
Bank premises and equipment, net                                          675            693
Other assets                                                            1,524          1,491
                                                                     --------       --------
          Total assets                                               $ 51,482       $ 47,600
                                                                     ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                             $ 39,130       $ 34,134
Advances from Federal Home Loan Bank                                    4,330          5,400
Other liabilities                                                         136            149
                                                                     --------       --------
     Total liabilities                                                 43,596         39,683
Commitments and contingencies                                              --             --
 Stockholders' equity:
    Preferred stock, $.01 par value, 200,000 shares authorized,
     no shares issued and outstanding                                      --             --
    Common stock, $.01 par value, 1,800,000 shares authorized,
     473,248 shares issued and outstanding                                  5              5
    Additional paid-in capital                                          4,471          4,471
    Retained earnings                                                   3,977          4,017
    Unearned ESOP shares                                                 (353)          (361)
    Accumulated other comprehensive
     income, net of tax                                                    13             12
                                                                     --------       --------
                                                                        8,113          8,144
    Treasury stock at cost                                               (227)          (227)
                                                                     --------       --------
     Total  stockholders' equity                                        7,886          7,917
                                                                     --------       --------
          Total liabilities and stockholders' equity                 $ 51,482       $ 47,600
                                                                     ========       ========

          See accompanying notes to consolidated financial statements.


                                      (1)

                    HERITAGE BANCSHARES, INC. AND SUBSIDIARY
                      Consolidated Statement of Operations

               For the Three Months Ended March 31, 2003 and 2002
                                   (Unaudited)
                      (In Thousands, Except Per Share Data)

                                                       Three Months     Three Months
                                                      Ended March 31,  Ended March 31,
                                                           2003             2002
                                                      ---------------  ---------------
Interest income:
     Loans                                                $  813           $  628
     Investment securities                                    19               29
     Other                                                    22               34
                                                          ------           ------
             Total interest income                           854              691
                                                          ------           ------

Interest expense:
     Deposits                                                241              277
     Advances from Federal Home Loan Bank                     42               29
                                                          ------           ------
              Total interest expense                         283              306
                                                          ------           ------
Net interest income                                          571              385
Provision for loan losses                                     37               15
                                                          ------           ------
Net interest income after provision for loan losses          534              370
                                                          ------           ------

Noninterest income:
     Fee income and service charges                          100               14
     Gain on sale of securities                               --                5
     Gain on sale of loans                                    53               --
     Gain on sale of other real estate                        19               --
     Other                                                    12               10
                                                          ------           ------
              Total noninterest income                       184               29
                                                          ------           ------

Noninterest expense:
     Compensation and benefits                               338              218
     Occupancy                                                96               62
     Data processing                                          37               29
     Other                                                   308               97
                                                          ------           ------
              Total noninterest expense                      779              406
                                                          ------           ------
Loss before income tax benefit                               (61)              (7)

Income tax benefit                                            21               --
                                                          ------           ------

Net loss                                                  $  (40)          $   (7)
                                                          ======           ======

Loss per share - Basic and Diluted                        $(0.08)          $(0.03)
                                                          ======           ======

          See accompanying notes to consolidated financial statements.


                                      (2)

                    HERITAGE BANCSHARES, INC. AND SUBSIDIARY

            Consolidated Statement of Changes in Stockholders' Equity

                    For the Three Months Ended March 31, 2003

                                   (Unaudited)
                                 (In Thousands)


                                                                Additional
                                         Preferred   Common      Paid in       Retained       Unearned
                                           Stock      Stock      Capital       Earnings      ESOP Shares
                                         ---------   ------     ----------     --------      -----------
Balance December 31, 2002                  $  --        $5        $4,471        $ 4,017         $(361)

Comprehensive loss:
    Net loss                                  --         -            --            (40)           --
    Unrealized gains arising during
        the period (net of tax)               --         -            --             --            --

          Total comprehensive loss


Repayment of ESOP note payable                --         -            --             --             8

                                           -----        --        ------        -------         -----
Balance March 31, 2003                     $  --        $5        $4,471        $ 3,977         $(353)
                                           =====        ==        ======        =======         =====

                                          Accumulated
                                             Other
                                         Comprehensive    Comprehensive    Treasury
                                            Income            Loss           Stock         Total
                                         -------------    -------------    --------       -------
Balance December 31, 2002                     $12                           $(227)        $ 7,917

Comprehensive loss:
    Net loss                                   --            $ (40)            --             (40)
    Unrealized gains arising during
        the period (net of tax)                 1                1             --               1
                                                             -----
          Total comprehensive loss                           $ (39)
                                                             =====

Repayment of ESOP note payable                 --                              --               8

                                              ---                           -----         -------
Balance March 31, 2003                        $13                           $(227)        $ 7,886
                                              ===                           =====         =======

          See accompanying notes to consolidated financial statements.


                                      (3)

                    HERITAGE BANCSHARES, INC. AND SUBSIDIARY
                      Consolidated Statement of Cash Flows

               For the Three Months Ended March 31, 2003 and 2002
                                   (Unaudited)
                                 (In Thousands)

                                                                                 Three Months      Three Months
                                                                               Ended March 31,   Ended March 31,
                                                                                     2003              2002
                                                                               ---------------   ---------------
Cash flows from operating activities:
     Net loss                                                                      $   (40)          $    (7)
        Adjustments to reconcile net loss to
           net cash (used) provided by operating activities:
              Depreciation                                                              37                28
              Provision for loan losses                                                 37                15
              Gain on sale of securities                                                --                (5)
              Increase in accrued interest and other assets                            (41)               --
              (Decrease) increase in accrued interest and other liabilities            (13)               54
                                                                                   -------           -------

                 Net cash (used) provided by operating activities                      (20)               85
                                                                                   -------           -------

Cash flows from investing activities:
     Net sales, calls and paydowns of securtities available for sale                   691               191
     (Increase) decrease in interest bearing deposits in other banks                    (7)              185
     Net loans originated                                                           (3,293)             (447)
     Net additions of property and equipment                                           (19)              (63)
                                                                                   -------           -------

                 Net cash used by investing activities                              (2,628)             (134)
                                                                                   -------           -------

Cash flows from financing activities:
     Net increase in demand, money market and
        savings accounts                                                               539               568
     Net increase (decrease) in certificates of deposit                              4,457            (2,100)
     Net decrease in advances from Federal Home Loan Bank                           (1,070)             (101)
     Net proceeds from sale of common stock                                             --             4,476
     Net decrease (increase) in unearned ESOP shares                                     8              (382)
                                                                                   -------           -------

                 Net cash provided by financing activities                           3,934             2,461
                                                                                   -------           -------
Net increase in cash and cash equivalents                                            1,286             2,412

Cash and cash equivalents at beginning of period                                     4,472             2,078
                                                                                   -------           -------

Cash and cash equivalents at end of period                                         $ 5,758           $ 4,490
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

The Bank was established in 1922 as Terrell Federal Building and Loan Association, and in the 1930's changed its name to Terrell Federal Savings and Loan Association. In October 1999, Terrell Federal Savings and Loan Association converted from a federally chartered savings and loan to a state chartered mutual savings bank and changed its name to Heritage Savings Bank, SSB. The Bank went through a more recent name change to Heritage Bank, SSB effective May 2002. The Bank's primary source of revenue is interest on loans and mortgage-backed and related securities. The Bank is subject to competition from other financial institutions. The Bank is also subject to the regulations of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position as of March 31, 2003 and the consolidated results of their operations, changes in stockholders' equity, and cash flows for the period ended March 31, 2003 and are of a normal, recurring nature. Also in the opinion of management, the March 31, 2002 consolidated statements of operations, changes in stockholders' equity and cash flows contain all adjustments necessary to present fairly the results of their operations for the three months then ended and are of a normal recurring nature.

Certain information and note disclosures normally included in Heritage Bancshares, Inc.'s consolidated annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Heritage Bancshares, Inc.'s Form10-KSB annual report for the fiscal year ended December 31, 2002 filed with the SEC.

Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2003.


                                      (5)

                    HERITAGE BANCSHARES, INC. AND SUBSIDIARY

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

3. Loss Per Share

The computation of loss per share for the three months ended March 31, 2003 and 2002, respectively, is as follows (dollars in thousands, except share amounts):

                                                      Three Months ended
                                               March 31, 2003    March 31, 2002
                                               --------------    --------------

   Net loss                                      $     (40)        $      (7)
   Average common shares outstanding               473,248           218,430
   Basic and diluted loss per share              $   (0.08)        $   (0.03)

4. Employee Benefits

Heritage Bancshares, Inc., established an Employee Stock Ownership Plan (ESOP) for the benefit of its employees. As part of the conversion, the ESOP purchased 39,317 shares of common stock for approximately $393,000 with funds borrowed from Bancshares. The ESOP expense was $13,000 for both the three-month periods ended March 31, 2003 and 2002, respectively.

Shares purchased by the ESOP with the loan proceeds are allocated to ESOP participants based on a pro rata basis as debt service payments are made to Bancshares on an annual basis. The loan is secured by the shares purchased with the proceeds and will be repaid by the ESOP with funds from the Bank's discretionary contributions to the ESOP and earnings on ESOP assets. Principal payments are scheduled to occur over a ten-year period. At March 31, 2003 the note payable associated with the ESOP was $353,000.


                                      (6)

                    HERITAGE BANCSHARES, INC. AND SUBSIDIARY

PART I - ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS

A SAFE HARBOR STATEMENT UNDER THE PRIVATE
SECURITIES LITIGATION REFORM ACT OF 1995

A number of the matters and subject areas discussed in this report that are historical or current facts deal with potential future circumstances and developments. The discussion of these matters and subject areas is qualified by the inherent risks and uncertainties surrounding future expectations generally and also may materially differ from the actual future experience of Heritage Bancshares, Inc. involving any one or more of these matters and subject areas. Heritage Bancshares, Inc. has attempted to identify, in context, certain of the factors that it currently believes may cause actual future experience and results to differ from Heritage Bancshares, Inc.'s current expectations regarding the relevant matter or subject area. These risks and uncertainties include, but are not limited to, changes in economic conditions in Heritage Bancshares, Inc.'s market area, changes in policies by regulatory agencies, fluctuations in interest rates, and demand for loans in Heritage Bancshares, Inc.'s market area and competition, all or some of which could cause actual results to differ materially from historical earnings and those presently anticipated or projected, or described from time to time in Heritage Bancshares, Inc.'s reports filed with the U.S. Securities and Exchange Commission (SEC) and disseminated by Heritage Bancshares, Inc. in press releases. This report speaks only as of its date, and Heritage Bancshares, Inc. disclaims any duty to update the information herein.

FINANCIAL CONDITION

General. At March 31, 2003, our total assets increased by $3.9 million or 8.2% to $51.5 million from $47.6 million at December 31, 2002. The increase in assets was primarily due to a $3.2 million growth in net loans and a $1.9 million growth in cash and due from banks, partially offset by a $600,000 decrease in federal funds sold and a $690,000 decrease in securities available for sale.

Cash and Due From Banks. At March 31, 2003, cash and due from banks increased $1.9 million or 48.7% to $5.8 million from $3.9 million at December 31, 2002. The increase was due primarily to the addition of $3.9 million in brokered deposits partially offset by increased loan demand.

Federal Funds Sold. At March 31, 2003, federal funds decreased $600,000 from $600,000 at December 31, 2002. The decrease was primarily due to increased loan demand.

Loans. At March 31, 2003, our net loan portfolio increased $3.2 million or 8.6% to $41.2 million from $38.0 million at December 31, 2002. The increase in the loan portfolio over this time period was due to increased loan demand caused by efforts to expand our real estate lending activities. The loan portfolio increased $3.6 million in real estate loans partially offset by decreases in commercial and consumer loans of $426,000 and $135,000, respectively.


                                      (7)

                    HERITAGE BANCSHARES, INC. AND SUBSIDIARY

Securities. Mortgage-backed and related securities available for sale were $1.2 million at March 31, 2003, compared to $1.9 million at December 31, 2002. The $690,000 decrease was a result of pay downs and maturities on these securities.

Liabilities. Our total liabilities increased $3.9 million or 9.9% to $43.6 million at March 31, 2003. This increase was due primarily to the addition of $3.9 million in brokered deposits and an increase in other deposits of $1.1 million partially offset by a decrease of $1.1 million in advances from the Federal Home Loan Bank.

Equity. Total equity decreased by $31,000 to $7.89 million at March 31, 2003 compared to $7.92 million at December 31, 2002, primarily as a result of the net loss from operations and a reduction in the unearned ESOP shares.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND MARCH 31, 2002

General. We reported a net loss of $40,000 for the three months ended March 31, 2003 and a net loss of $7,000 for the three months ended March 31, 2002. The increase in the net loss of $33,000 was primarily due to increases of $373,000 in non-interest expense and $22,000 in provision for loan losses, partially offset by increases of $185,000 in interest income from loans, $155,000 in non-interest income and $21,000 in income tax benefit.

Net Interest Income. Net interest income increased $186,000 from $385,000 to $571,000 for the three months ended March 31, 2003 compared to the same period in 2002.

Interest Income. Interest income increased $163,000 to $854,000 for the three months ended March 31, 2003 compared to $691,000 for the three months ended March 31, 2002. The increase was due to a substantial increase in our loan portfolio. Interest income on loans increased $185,000 and was partially offset by a combined decrease in interest income on investment securities and other interest income of $22,000.

Interest Expense. Interest expense decreased $23,000 to $283,000 for the three months ended March 31, 2003 compared to $306,000 for the three months ended March 31, 2002. The $36,000 decrease in interest expense on deposits was due primarily to decreasing interest rates paid on deposits.

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


                                      (8)

                    HERITAGE BANCSHARES, INC. AND SUBSIDIARY

The provision for loan losses made during the three months ended March 31, 2003 totaled $37,000 compared to $15,000 during the same period in 2002. This increase was due primarily to the growth in our loan portfolio. Our current loan loss reserve as of March 31, 2003 was $453,000 compared to $335,000 at March 31, 2002. Increased charge offs and changes in the risk composition of the loan portfolio will result in increased provisions for loan losses and increases in the allowance for loan losses as a percentage of total loans.

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

Non-interest Income. Non-interest income increased $155,000 to $184,000 for the three months ended March 31, 2003 compared to $29,000 for the three months ended March 31, 2002. The increase included a gain of $53,000 from the sale of a Small Business Administration (SBA) loan and a gain on sale of lots of $19,000. During the third quarter of 2002 the Company opened two loan production offices in Terrell and Greenville, Texas. Origination fees and yield spread premiums of $73,000 were recognized on loans relating to these loan production offices during the three months ended March 31, 2003. Non-interest income also included an increase in service charges of $13,000 over the same period in 2002.

Non-interest Expense. Non-interest expense increased $373,000 or 91.9% to $779,000 for the three months ended March 31, 2003 compared to $406,000 for the three months ended March 31, 2002. This increase was primarily due to $120,000 additional compensation and benefits costs associated with our increase in staff, a $34,000 increase in occupancy expense due to increased depreciation from the acquisition of capital assets, and an increase in other expense of $211,000. The increase in other expense was primarily due to increases of $71,000 in other real estate write-downs and expenses, $54,000 in professional fees, $30,000 in loan related expenses, and $20,000 in employee recruitment expenses.

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


                                      (9)

                    HERITAGE BANCSHARES, INC. AND SUBSIDIARY

for loan losses. At all dates presented, we had no troubled debt restructurings, which involve forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates.

                                                      March 31, 2003    March 31, 2002
                                                           (Dollars in thousands)
                                                      --------------    --------------
Non-accruing loans:
      Consumer                                            $   15            $   22
      Real estate                                          1,972             1,939
                                                          ------            ------
         Total                                            $1,987            $1,961

Accruing loans past due 90 days and over:
      Consumer                                            $   --            $   --
      Real estate                                             --                --
                                                          ------            ------
         Total                                            $   --            $   --

Total non-perfoming loans                                  1,987             1,961

Foreclosed assets                                            625               241

      Total non-performing assets                          2,612             2,202

Allowance for loan losses                                    453               335

Coverage of non-performing loans                            22.8%             17.1%

Non-perfoming assets as a percentage of total assets         5.1%              4.6%

Non-accruing loans were primarily in connection with construction and real estate loans. Management requires 20% equity on all construction loans and believes these loans are adequately secured or adequately reserved as of March 31, 2003.

Other Loans of Concern

In the opinion of management, there are no other loans of concern which were not previously classified that specifically represent a risk of loss.


                                      (10)

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

At March 31, 2003, our allowance for loan losses was $453,000 or 1.09% of the total loan portfolio and approximately 22.8% of total non-performing loans. Assessing the adequacy of the allowance for loan losses is inherently subjective as it requires making material estimates, including the amount and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. In the opinion of management, the allowance, when taken as a whole, is adequate to absorb reasonable estimated loan losses inherent in our loan portfolio.

Income tax benefit. For the three months ended March 31, 2003, the income tax benefit was $21,000. For the three months ended March 31, 2002, there was no income tax expense or benefit.

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

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. We use our sources of funds primarily to meet ongoing commitments, to pay maturing time deposits and savings withdrawals, to fund loan commitments and to maintain our portfolio of mortgage-backed and related securities. At March 31, 2003, the total approved loan commitments unfunded amounted to $8.2 million, which consists primarily of the unadvanced portion of construction loans. Based on historical experience, management believes that a significant portion of maturing deposits will remain with the Bank. The Bank anticipates that it will continue to have sufficient funds, through deposits and borrowings, to meet its current commitments. If the Bank requires funds beyond its internal funding capabilities, advances from the Federal Home Loan Bank of Dallas of approximately $3.6 million were available at March 31, 2003 as an additional source of funds. The


                                      (11)

                    HERITAGE BANCSHARES, INC. AND SUBSIDIARY

State of Texas regulations require the Bank to maintain liquidity in an amount not less than 10% of an amount equal to its average daily deposits for the most recently completed quarter in cash and readily marketable investments. For the quarter ended March 31, 2003, the Bank's liquidity was $8.0 million with a liquidity ratio of 23.5%.

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

The capital standards also require core capital equal to at least 4.0% of adjusted total assets unless its supervisory condition is such to allow it to maintain a 3.0% ratio. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships. At March 31, 2003, the Bank had no intangibles, which were subject to these tests.

At March 31, 2003, the Bank had core capital equal to $6.2 million, or 12.4% of adjusted total assets, which was $4.2 million above the minimum requirement of 4.0% in effect on that date.

The Federal Deposit Insurance Corporation also requires savings institutions to have total capital of at least 8.0% of risk-weighted assets. Total capital consists of core capital, as defined above and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital.

On March 31, 2003, the Bank had total risk-based capital of $6.6 million and risk-weighted assets of $39.2 million, or total capital of 16.9% of risk-weighted assets. This amount was approximately $3.5 million above the 8.0% requirement in effect on that date.

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


                                      (12)

                    HERITAGE BANCSHARES, INC. AND SUBSIDIARY

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

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 143 (FAS 143), "Accounting for Asset Retirement Obligations". FAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are to be capitalized as part of the carrying amount of the long-lived asset. The provisions of FAS 143 are required to be applied starting with fiscal years beginning after June 15, 2002.

In October 2002, the FASB issued Statement No. 147 (FAS 147) "Acquisitions of Certain Financial Institutions." FAS 147 amends FAS Statement No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions" and requires that acquisitions of financial institutions be accounted for under FAS 141 and FAS 142. In addition, FAS 147 amends FAS 144 to include in its scope long-term customer relationship intangible assets of financial institutions. Furthermore, it clarifies that a branch acquisition that meets the definition of a business should be accounted for as a business combination; otherwise, the transaction should be accounted for as an acquisition of net assets that does not result in the recognition of goodwill. The provisions of FAS 147 are effective for all transactions on or after October 1, 2002.

In December 2002, the FASB issued Statement No. 148 (FAS 148), "Accounting for Stock-Based Compensation-Transition and Disclosure." FAS 148 amends FAS Statement No. 123, "Accounting for Stock-Based Compensation" through provision of alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, it requires more prominent disclosure about the method of accounting for stock-based compensation and the effect of the method used on reported results. The provisions of FAS 148 are generally effective for fiscal years beginning after December 15, 2003.


                                      (13)

                    HERITAGE BANCSHARES, INC. AND SUBSIDIARY

In April 2003, the FASB issued Statement No. 149 (FAS 149), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FAS Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." The provisions of FAS 149 are generally effective for contracts entered into or modified after June 30, 2003.

The Company's policy is to adopt recently issued accounting pronouncements as of their required effective date. With respect to adoption of FAS 143 and FAS 147 during 2002 and 2003, there was no significant impact on the Company's operations. With respect to planned adoption of FAS 148 and 149 during 2003 and 2004, the Company does not believe that the effects of adoption will have a material impact on its consolidated financial statements.

PART I - ITEM 3

CONTROLS AND PROCEDURES

Within 90 days prior to the date of this quarterly report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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


                                      (14)

                    HERITAGE BANCSHARES, INC. AND SUBSIDIARY

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.

            In connection with the two proceedings discussed in Item 3 of the Form 10-KSB for the fiscal year ended December 31, 2002, Heritage Bancshares, Inc. has been added as a defendant in the Sereseroz
                                                                       ---------
            matter,  while in the Gober case,  the court has not yet ruled on an
                                  -----
            identical motion. Both plaintiffs have approximated damages they are seeking. One plaintiff is seeking approximately $208,000 in economic damages, $200,000 in non-economic damages and unspecified punitive damages, in addition to statutory attorneys' fees. The other plaintiff is seeking approximately $132,000 in economic damages, $200,000 in non-economic damages and unspecified punitive damages, in addition to statutory attorneys' fees. The Company intends to vigorously oppose both these actions and believes them to be without merit.

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

Item 6.     Exhibits and Reports on Form 8-K.

      (a)   Exhibit:

            99.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) (the "Act")

            99.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

      (b)   No Form 8-K reports were filed during the quarter.


                                      (15)

                    HERITAGE BANCSHARES, INC. AND SUBSIDIARY

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Heritage Bancshares, Inc.


Date: May 15, 2003                      /s/ John H. Mackey
                                        ----------------------------------------
                                        By: John H. Mackey
                                        Director, President & Chief Executive
                                        Officer
                                        (Principal Executive Officer)


Date: May 15, 2003                      /s/ Jon D. Patterson
                                        ----------------------------------------
                                        By: Jon D. Patterson
                                        Executive Vice President and Chief
                                        Financial Officer
                                        (Principal Financial and Accounting
                                        Officer)


                                      (16)

                    HERITAGE BANCSHARES, INC. AND SUBSIDIARY

                                 CERTIFICATIONS

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

Date: May 15, 2003


                                        /s/ John H. Mackey
                                        ----------------------------------------
                                        John H. Mackey
                                        President and Chief Executive Officer


                                      (17)

                    HERITAGE BANCSHARES, INC. AND SUBSIDIARY

I, Jon D. Patterson, certify that:

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

Date: May 15, 2003


                                        /s/ Jon D. Patterson
                                        ----------------------------------------
                                        Jon D. Patterson
                                        Executive Vice President and Chief
                                        Financial Officer


                                      (18)