Form 10QSB
period 2003-06-30
HERITAGE BANCSHARES INC /TX
filed 2003-08-14
CIK 1160124

U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

      |X| Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934. For the Quarter Ended June 30, 2003.

      |_|   Transition report under Section 13 or 15 (d) of the Exchange Act.

      For the transition period from ________ to ________

      Commission file number 000-49637

                            HERITAGE BANCSHARES, INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

            Delaware                                              75-2963969
(State or Other Jurisdiction of                                 (IRS Employer
Incorporation or Organization)                               Identification No.)

                   102 West High Street, Terrell, Texas 75160
                    (Address of Principal Executive Offices)

                                 (972)-563-2657
                (Issuer's Telephone Number, Including Area Code)

      Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filling requirements for the past 90 days.

Yes |X| No |_|

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 8, 2003 there were 473,248 shares of common stock outstanding.

      Transitional Small Business Disclosure Format (check one):

Yes |_| No |X|

                    HERITAGE BANCSHARES, INC. AND SUBSIDIARY

PART I - FINANCIAL INFORMATION

                                                                           Page
                                                                          Number
                                                                          ------

Item 1. Financial Statements

   Consolidated Balance Sheet as of June 30, 2003 (unaudited) and
   December 31, 2002 ....................................................    1

   Unaudited Consolidated Statement of Operations for the three months
   and six months ended June 30, 2003 and June 30, 2002 .................    2

   Unaudited Consolidated Statement of Changes in Stockholders' Equity
   for the six months ended June 30, 2003 ...............................    3

   Unaudited Consolidated Statement of Cash Flows for the six months
   ended June 30, 2003 and June 30, 2002 ................................    4

   Notes to Consolidated Financial Statements ...........................    5

Item 2. Management's Discussion and Analysis ............................    7

Item 3. Controls and Procedures .........................................   16

PART II - OTHER INFORMATION

Item 1. Legal Proceedings ...............................................   17

Item 2. Changes in Securities ...........................................   17

Item 3. Defaults Upon Senior Securities .................................   17

Item 4. Submission of Matters to a Vote of Security Holders .............   17

Item 5. Other Information ...............................................   18

Item 6. Exhibits and Reports on Form 8-K ................................   18

Signatures ..............................................................   19

                                 PART I- ITEM 1
                              FINANCIAL STATEMENTS

                    HERITAGE BANCSHARES, INC. AND SUBSIDIARY
                           Consolidated Balance Sheet

               At June 30, 2003 (unaudited) and December 31, 2002
                      (In Thousands, Except Share Amounts)

                                                                    June 30,     December 31,
                                                                      2003           2002
                                                                    --------     ------------
ASSETS

Cash and due from banks                                             $ 11,048       $  3,872
Federal funds sold                                                       636            600
                                                                    --------       --------
         Total cash and cash equivalents                              11,684          4,472
Interest bearing time deposits in other banks                            624            793
Securities available for sale                                          1,170          1,921
Loans, net                                                            41,678         37,990
Accrued interest receivable                                              234            240
Bank premises and equipment, net                                         643            693
Other assets                                                           2,016          1,491
                                                                    --------       --------
            Total assets                                            $ 58,049       $ 47,600
                                                                    ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                            $ 39,737       $ 34,134
Federal funds purchased                                                6,000             --
Advances from Federal Home Loan Bank                                   4,259          5,400
Other liabilities                                                        121            149
                                                                    --------       --------
         Total liabilities                                            50,117         39,683
Commitments and contingencies                                             --             --
Stockholders' equity:
   Preferred stock, $.01 par value, 200,000 shares authorized,
      no shares issued and outstanding                                    --             --
   Common stock, $.01 par value, 1,800,000 shares authorized,
      491,468 shares issued and 473,248 shares outstanding                 5              5
   Additional paid-in capital                                          4,471          4,471
   Retained earnings                                                   4,016          4,017
   Unearned ESOP shares                                                 (346)          (361)
   Accumulated other comprehensive
      income, net of tax                                                  13             12
                                                                    --------       --------
                                                                       8,159          8,144
   Treasury stock at cost                                               (227)          (227)
                                                                    --------       --------
      Total stockholders' equity                                       7,932          7,917
                                                                    --------       --------
            Total liabilities and stockholders' equity              $ 58,049       $ 47,600
                                                                    ========       ========

            See accompanying notes to consolidated financial statements.


                                      (1)

                    HERITAGE BANCSHARES, INC. AND SUBSIDIARY
                      Consolidated Statement of Operations

        For the Three Months and Six Months Ended June 30, 2003 and 2002
                                   (Unaudited)
                      (In Thousands, Except Per Share Data)

                                                          Three Months     Three Months     Six Months         Six Months
                                                         Ended June 30,   Ended June 30,  Ended June 30,     Ended June 30,
                                                              2003             2002            2003               2002
                                                              ----             ----           -------            ------
Interest income:
   Loans                                                      $783             $753           $ 1,596            $1,381
   Investment securities                                        18               23                37                52
   Other                                                        22               29                44                63
                                                              ----             ----           -------            ------
      Total interest income                                    823              805             1,677             1,496
                                                              ----             ----           -------            ------
Interest expense:
   Deposits                                                    241              242               482               519
   Advances from Federal Home Loan Bank
    and other borrowings                                        40               38                82                67
                                                              ----             ----           -------            ------
      Total interest expense                                   281              280               564               586
                                                              ----             ----           -------            ------

Net interest income                                            542              525             1,113               910
Provision for loan losses                                      106               15               143                30
                                                              ----             ----           -------            ------
Net interest income after provision for loan losses            436              510               970               880
                                                              ----             ----           -------            ------
Noninterest income:
   Fee income and service charges                              121               19               221                33
   Gain on sale of securities                                   --                1                --                 6
   Gain on sale of loans                                        --               --                53                --
   Gain on sale of other real estate                           332               --               351                --
   Other                                                        15               23                27                33
                                                              ----             ----           -------            ------
      Total noninterest income                                 468               43               652                72
                                                              ----             ----           -------            ------
Noninterest expense:
   Compensation and benefits                                   374              241               712               459
   Occupancy                                                   100               67               196               129
   Data processing                                              35               29                72                58
   Other                                                       335              173               643               270
                                                              ----             ----           -------            ------
      Total noninterest expense                                844              510             1,623               916
                                                              ----             ----           -------            ------
Income (loss) before income tax expense                         60               43                (1)               36

Income tax expense                                              21               12                --                12
                                                              ----             ----           -------            ------

Net income (loss)                                             $ 39             $ 31           $    (1)           $   24
                                                              ====             ====           =======            ======

Earnings per share - Basic and Diluted                        $0.08            $0.06          $    --            $ 0.07
                                                              ====             ====           =======            ======

          See accompanying notes to consolidated financial statements.


                                      (2)

                    HERITAGE BANCSHARES, INC. AND SUBSIDIARY

           Consolidated Statement of Changes in Stockholders' Equity

                     For the Six Months Ended June 30, 2003

                                   (Unaudited)
                                 (In Thousands)


                                                                   Additional
                                         Preferred     Common        Paid in        Retained       Unearned
                                           Stock        Stock        Capital        Earnings      ESOP Shares
                                         ---------     ------      ----------       --------      -----------
Balance December 31, 2002                  $  --         $ 5         $4,471         $ 4,017          $(361)

Comprehensive loss:
   Net loss                                   --          --             --              (1)            --
   Unrealized gains arising during
      the period (net of tax)                 --          --             --              --             --


         Total comprehensive loss


Repayment of ESOP note payable                --          --             --              --             15
                                           -----         ---         ------         -------          -----

Balance June 30, 2003                      $  --         $ 5         $4,471         $ 4,016          $(346)
                                           =====         ===         ======         =======          =====

                                          Accumulated
                                             Other
                                         Comprehensive  Comprehensive     Treasury
                                             Income          Loss           Stock        Total
                                         -------------  -------------     --------      -------
Balance December 31, 2002                     $12                           $(227)      $ 7,917

Comprehensive loss:
   Net loss                                    --            $(1)              --            (1)
   Unrealized gains arising during
      the period (net of tax)                   1              1               --             1
                                                             ---

         Total comprehensive loss                            $--
                                                             ===

Repayment of ESOP note payable                 --                              --            15
                                              ---                           -----       -------

Balance June 30, 2003                         $13                           $(227)      $ 7,932
                                              ===                           =====       =======

          See accompanying notes to consolidated financial statements.


                                      (3)

                    HERITAGE BANCSHARES, INC. AND SUBSIDIARY

                      Consolidated Statement of Cash Flows

                 For the Six Months Ended June 30, 2003 and 2002
                                   (Unaudited)
                                 (In Thousands)

                                                                                 Six Months          Six Months
                                                                               Ended June 30,      Ended June 30,
                                                                                    2003                 2002
                                                                                  --------             -------
Cash flows from operating activities:
   Net (loss) income                                                              $     (1)            $    24
      Adjustments to reconcile net (loss) income to
       net cash (used) provided by operating activities:
         Depreciation                                                                   73                  58
         Provision for loan losses                                                     143                  30
         Gain on sale of securities                                                     --                  (6)
         Gain on sale of loans                                                         (53)                 --
         Gain on sale of real estate lots                                             (351)                 --
         Decrease (increase) in accrued interest and other assets                       89                (273)
         (Decrease) increase in accrued interest and other liabilities                 (28)                188
                                                                                  --------             -------

            Net cash (used) provided by operating activities                          (128)                 21
                                                                                  --------             -------

Cash flows from investing activities:
   Net sales, calls and paydowns of securtities available for sale                     752                 316
   Purchases of securities available for sale                                           --              (1,587)
   Decrease (increase) in interest bearing deposits in other banks                     169              (2,494)
   Net loans originated                                                             (4,521)             (3,989)
   Proceeds from sale of real estate lots                                              486                  --
   Net additions of property and equipment                                             (23)               (107)
                                                                                  --------             -------

            Net cash used by investing activities                                   (3,137)             (7,861)
                                                                                  --------             -------

Cash flows from financing activities:
   Net increase (decrease) in demand, money market and
    savings accounts                                                                 1,688              (1,528)
   Net increase in certificates of deposit                                           3,915                 728
   Net (decrease) increase in advances from Federal Home Loan Bank                  (1,141)              3,512
   Net increase in federal funds purchased                                           6,000                  --
   Net proceeds from sale of common stock                                               --               4,476
   Net decrease (increase) in unearned ESOP shares                                      15                (375)
                                                                                  --------             -------

Net cash provided by financing activities                                           10,477               6,813
                                                                                  --------             -------

Net increase (decrease) in cash and cash equivalents                                 7,212              (1,027)

Cash and cash equivalents at beginning of period                                     4,472               2,078
                                                                                  --------             -------

Cash and cash equivalents at end of period                                        $ 11,684             $ 1,051
                                                                                  ========             =======

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position as of June 30, 2003 and the consolidated results of their operations, changes in stockholders' equity, and cash flows for the period ended June 30, 2003 and are of a normal, recurring nature. Also in the opinion of management, the June 30, 2002 consolidated statements of operations, changes in stockholders' equity and cash flows contain all adjustments necessary to present fairly the results of their operations for the three month and six month periods then ended and are of a normal recurring nature.

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

Operating results for the three-month and six-month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2003.

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

3. Earnings Per Share

The computation of earnings per share for the three month and six month periods ended June 30, 2003 and 2002, respectively, is as follows (dollars in thousands, except share amounts):

                                                  Three Month Periods Ended                    Six Month Periods Ended
                                              June 30, 2003        June 30, 2002         June 30, 2003         June 30, 2002
                                              -------------        -------------         -------------         -------------
Net income (loss)                                $     39             $     31             $      (1)             $     24
Average common shares outstanding                 473,248              491,468               473,248               350,269
Basic and diluted earnings per share             $   0.08             $   0.06             $      --              $   0.07

4. Employee Benefits

Heritage Bancshares, Inc., established an Employee Stock Ownership Plan (ESOP) for the benefit of its employees. As part of the conversion, the ESOP purchased 39,317 shares of common stock for approximately $393,000 with funds borrowed from Bancshares. The ESOP expense was $13,000 for both the three-month periods ended June 30, 2003 and 2002, and $27,000 for both the six-month periods ended June 30, 2003 and 2002.

Shares purchased by the ESOP with the loan proceeds are allocated to ESOP participants based on a pro rata basis as debt service payments are made to Bancshares on an annual basis. The loan is secured by the shares purchased with the proceeds and will be repaid by the ESOP with funds from the Bank's discretionary contributions to the ESOP and earnings on ESOP assets. Principal payments are scheduled to occur over a ten-year period. At June 30, 2003 the note payable associated with the ESOP was $346,000.


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

FINANCIAL CONDITION

General. At June 30, 2003, our total assets increased by $10.5 million or 22.0% to $58.1 million from $47.6 million at December 31, 2002. The increase in assets was primarily due to a $3.7 million growth in net loans and a $7.2 million growth in cash and due from banks, partially offset by a $751,000 decrease in securities available for sale.

Cash and Due From Banks. At June 30, 2003, cash and due from banks increased $7.2 million or 185.3% to $11.1 million from $3.9 million at December 31, 2002. The increase was due primarily to deposit growth of $5.6 million and the purchase of federal funds for liquidity purposes of $6.0 million, partially offset by increased loan demand.

Federal Funds Sold. At June 30, 2003, federal funds sold remained relatively unchanged from the amount at December 31, 2002.

Loans. At June 30, 2003, our net loan portfolio increased $3.7 million or 9.7% to $41.7 million from $38.0 million at December 31, 2002. The increase in the loan portfolio over this time period was due to increased loan demand caused by efforts to expand our lending activities, primarily in real estate loans. At June 30, 2003, our real estate loan portfolio increased $3.6 million, or 10.5% from December 31, 2002.


                                      (7)

                    HERITAGE BANCSHARES, INC. AND SUBSIDIARY

Securities. Mortgage-backed and related securities available for sale were $1.2 million at June 30, 2003, compared to $1.9 million at December 31, 2002. The $700,000 decrease was a result of pay downs and maturities on these securities.

Liabilities. Our total liabilities increased $10.4 million or 26.3% to $50.1 million at June 30, 2003. This increase is attributable to deposit growth of $5.6 million, or 16.4% from December 31, 2002 to June 30, 2003, together with the purchase of $6.0 million of federal funds, partially offset by net repayment of Federal Home Loan Bank Advances of $1.1 million. The Company purchased $6.0 million of federal funds for liquidity purposes and subsequently redeemed them after quarter end.

Equity. Total equity increased by $15,000 to $7.93 million at June 30, 2003 compared to $7.92 million at December 31, 2002, primarily as a result of the reduction in the unearned ESOP shares.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2003 AND JUNE 30, 2002

General. We reported net income of $39,000 for the three months ended June 30, 2003 compared to $31,000 over the same period in 2002. We reported a net loss of $1,000 for the six months ended June 30, 2003 compared to net income of $24,000 over the same period in 2002. The increase in net income of $8,000 for the three months ended June 30, 2003 over 2002 is attributable to increases in net interest income and noninterest income of $17,000 and $425,000, respectively, partially offset by increases in the provision for loan losses, noninterest expenses, and federal income tax of $91,000, $334,000 and $9,000, respectively. The net loss of $1,000 for the six months ended June 30, 2003 compared to net income of $24,000 over the same period in 2002 is attributable to increases in net interest income and noninterest income of $203,000 and $580,000, respectively, offset by increases in the provision for loan losses and noninterest expense of $113,000 and $707,000, respectively, and by a decrease in federal income tax expense of $12,000.

Net Interest Income. Net interest income increased from $525,000 to $542,000 for the three months ended June 30, 2003 compared to the same period in 2002. Net interest income increased from $910,000 to $1.1 million for the six months ended June 30, 2003 compared to the same period in 2002.

Interest Income. Interest income increased $18,000 or 2.2% from $805,000 for the three months ended June 30, 2002 to $823,000 for the same period in 2003. The increase was primarily attributable to a $30,000 increase in interest income from loans partially offset by decreases in interest income from securities and other interest earning assets of $5,000 and $7,000, respectively. While interest rates continued to decline, we were able to increase interest income from loans through continued significant growth in our loan portfolio.

Interest income increased $181,000 or 12.1% from $1.5 million for the six months ended June 30, 2002 to $1.7 million for the same period in 2003. The increase was primarily attributable to a $215,000 increase in interest income from loans, partially offset by decreases in interest income from securities and other interest earning assets of $15,000 and $19,000, respectively. Growth in our loan portfolio more than offset the continued trend of declining interest rates, while our securities


                                      (8)

                    HERITAGE BANCSHARES, INC. AND SUBSIDIARY

portfolio continued to decline due to principal reductions in our mortgage backed securities inventory.

Interest Expense. Interest expense increased $1,000, or .4% from $280,000 for the three months ended June 30, 2002 to $281,000 for the same period in 2003. Our deposits have increased $7.9 million from June 30, 2002 to June 30, 2003.

Interest expense decreased $22,000, or 3.8% from $586,000 for the six months ended June 30, 2002 to $564,000 for the same period in 2003.

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

The provision for loan losses made during the three month and six month periods ended June 30, 2003 totaled $106,000 and $143,000, respectively, compared to $15,000 and $30,000, respectively, over the same periods in 2002. The increases are primarily due to the significant growth of our loan portfolio. At June 30, 2003 and 2002, the allowance for loan losses of $464,000 and $350,000, respectively, represented 1.1% and 1.0%, respectively, of our gross loan portfolio.

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

Noninterest Income. Noninterest income increased $425,000 from $43,000 for the three months ended June 30, 2002 to $468,000 for the same period in 2003. The increase was primarily attributable to $332,000 of gains recognized in connection with the sale of lot inventory held by our subsidiary, TFS Investment Corporation, and an increase as a result of origination fees and yield spread premiums of $98,000 generated by the Company's two loan production offices, partially offset by minor decreases in other noninterest income components.


                                      (9)

                    HERITAGE BANCSHARES, INC. AND SUBSIDIARY

Noninterest income increased $580,000 from $72,000 for the six months ended June 30, 2002 to $652,000 for the same period in 2003. This increase was primarily attributable to $332,000 of gains recognized in connection with the sale of lot inventory as discussed above, together with increases in fee income and service charges and gains on the sale of loans of $188,000 and $53,000, respectively. The increase in fee income and service charges of $188,000 includes income from origination fees and yield spread premiums of $170,000 which were generated by the Company's opening of two loan production offices in Terrell and Greenville, Texas during the third quarter of 2002.

Noninterest Expense. Noninterest expense increased $334,000 from $510,000 for the three months ended June 30, 2002 to $844,000 for the same period in 2003. This increase was primarily due to $133,000 additional compensation and benefits costs associated with our increase in staff, a $33,000 increase in occupancy expense due to increased depreciation from the acquisition of capital assets, and an increase in other expense of $162,000. Significant increases in other expense include $92,000 in other real estate write-downs and related expenses, $27,000 in professional fees, and $22,000 in loan related expenses.

Noninterest expense increased $707,000 from $916,000 for the six months ended June 30, 2002 to $1.6 million for the same period in 2003. This increase was primarily due to $253,000 additional compensation and benefit costs associated with our increase in staff, a $67,000 increase in occupancy expense due to increased depreciation from the acquisition of capital assets, and an increase in other expense of $373,000. Significant increases in other expense include $163,000 in other real estate write-downs and related expenses, $81,000 in professional fees, $52,000 in loan related expenses, and $11,000 in employee recruitment expenses.

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


                                      (10)

                    HERITAGE BANCSHARES, INC. AND SUBSIDIARY

                                                          June 30, 2003   June 30, 2002
                                                             (Dollars in thousands)
                                                          -------------   -------------
Non-accruing loans:
   Consumer                                                   $    1          $ 12
   Real estate                                                 2,696           309
                                                              ------          ----
      Total                                                   $2,697          $321

Accruing loans past due 90 days and over:
   Consumer                                                   $   --          $ --
   Real estate                                                    --            --
                                                              ------          ----
      Total                                                   $   --          $ --

Total non-performing loans                                    $2,697          $321

Foreclosed assets                                             $1,245          $241

   Total non-performing assets                                $3,942          $562

Allowance for loan losses                                     $  464          $350

Coverage of non-performing loans                                17.2%         109.0%

Non-performing assets as a percentage of total assets            6.8%          1.2%

Non-accruing loans were primarily in connection with the construction of single family real estate and mortgage loans secured by single family real estate. Management believes that these loans are adequately secured or reserved for as of June 30, 2003. Additionally, the Company has contracts at June 30, 2003 to sell $928,000 of foreclosed assets at their approximate carrying amount.

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


                                      (11)

                    HERITAGE BANCSHARES, INC. AND SUBSIDIARY

At June 30, 2003, our allowance for loan losses was $464,000 or 1.1% of the total loan portfolio and approximately 17.2% of total non-performing loans. Assessing the adequacy of the allowance for loan losses is inherently subjective as it requires making material estimates, including the amount and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. In the opinion of management, the allowance, when taken as a whole, is adequate to absorb reasonable estimated loan losses inherent in our loan portfolio.

Income Tax Expense. For the three month period ended June 30, 2003, there was $21,000 of income tax expense recognized, and for the six month period ended June 30, 2003, there was no income tax expense recognized as there was a pre-tax loss of $1,000. For each of the three month and six month periods ended June 30, 2002, there was $12,000 of income tax expense recognized.

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

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. We use our sources of funds primarily to meet ongoing commitments, to pay maturing time deposits and savings withdrawals, to fund loan commitments and to maintain our portfolio of mortgage-backed and related securities. At June 30, 2003, the total approved loan commitments unfunded amounted to $7 million, which consists primarily of the unadvanced portion of construction loans. Based on historical experience, management believes that a significant portion of maturing deposits will remain with the Bank. The Bank anticipates that it will continue to have sufficient funds, through deposits and borrowings, to meet its current commitments. If the Bank requires funds beyond its internal funding capabilities, advances from the Federal Home Loan Bank of Dallas of approximately $5.5 million were available at June 30, 2003 as an additional source of funds. The State of Texas regulations require the Bank to maintain liquidity in an amount not less than 10% of an amount equal to its average daily deposits for the most recently completed quarter in cash and readily marketable investments. For the quarter ended June 30, 2003, the Bank's liquidity was $13.8 million with a liquidity ratio of 33.8%.


                                      (12)

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

The capital standards also require core capital equal to at least 4.0% of adjusted total assets unless its supervisory condition is such to allow it to maintain a 3.0% ratio. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships. At June 30, 2003, the Bank had no intangibles, which were subject to these tests.

At June 30, 2003, the Bank had core capital equal to $6.27 million, or 12.19% of adjusted total assets, which was $4.2 million above the minimum requirement of 4.0% in effect on that date.

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

On June 30, 2003, the Bank had total risk-based capital of $6.7 million and risk-weighted assets of $41.5 million, or total capital of 16.23% of risk-weighted assets. This amount was approximately $3.4 million above the 8.0% requirement in effect on that date.

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


                                      (13)

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


                                      (14)

                    HERITAGE BANCSHARES, INC. AND SUBSIDIARY

In May 2003, the FASB issued Statement No. 150 (FAS 150) "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability, many of which such instruments were previously classified as equity. The provisions of FAS 150 became generally effective June 1, 2003.

The Company's policy is to adopt recently issued accounting pronouncements as of their required effective date. With respect to adoption of FAS 143, FAS 147and FAS 150 during 2002 and 2003, there was no significant impact on the Company's consolidated financial statements. With respect to planned adoption of FAS 148 and 149 during 2003 and 2004, the Company does not believe that the effects of adoption will have a material impact on its consolidated financial statements.


                                      (15)

                    HERITAGE BANCSHARES, INC. AND SUBSIDIARY

PART I - ITEM 3

CONTROLS AND PROCEDURES

      Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations and are operating in an effective manner.

      No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


                                      (16)

                    HERITAGE BANCSHARES, INC. AND SUBSIDIARY

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

In connection with the two proceedings discussed in Item 3 of the Form 10-KSB for the fiscal year ended December 31, 2002 and the Form 10-QSB for the quarter ended March 31, 2003, Heritage Bancshares, Inc. was added as a defendant in the Gober case during the quarter ended June 30, 2003.
-----

Item 2. Changes in Securities. - None

Item 3. Defaults Upon Senior Securities. - None

Item 4. Submission of Matters to a Vote of Security Holders.

      (a) An Annual Meeting of Stockholders ("Annual Meeting") was held on May 7, 2003 at 9:00 a.m.

      (b)   Not Applicable.

      (c) Four matters were voted upon at the Annual Meeting. The stockholders approved matters brought before the Annual Meeting. There were 473,248 shares of common stock entitled to be voted at the Annual Meeting. The matters voted upon together with the applicable voting results were as follows:

            (1) Proposal to elect two directors for a three-year term and until their successors are elected and qualified - Milton Lee Risinger received votes for 369,477; withheld 14,380; and not voted 89,391. Thomas J. Wageman received votes for 369,477; withheld 14,380; and not voted 89,391.

            (2) Proposal to adopt the 2003 Stock Option Plan; received votes for 267,010; against 19,136; abstained 982; broker non-votes 96,729 and not voted 89,391.

            (3) Proposal to adopt the 2003 Recognition and Retention Plan and Trust Agreement; received votes for 259,010; against 27,136; abstained 982; broker non-votes 96,729 and not voted 89,391.

            (4) Proposal to ratify the appointment of Payne Falkner Smith & Jones, P.C. as the Company's independent auditors for the year ending December 31, 2003; received votes for 374,452; with 4,025 against; 5,380 abstained and not voted 89,391.

      (d)   Not Applicable.


                                      (17)

                    HERITAGE BANCSHARES, INC. AND SUBSIDIARY

Item 5. Other Information. - None

Item 6. Exhibits and Reports on Form 8-K.

      (a)   Exhibit:

            31.1 Certification of Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 and
                  Section 302 of the Sarbanes-Oxley Act of 2002

            31.2 Certification of Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 and
                  Section 302 of the Sarbanes-Oxley Act of 2002

            32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

            32.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

      (b)   No Form 8-K reports were filed during the quarter.


                                      (18)

                    HERITAGE BANCSHARES, INC. AND SUBSIDIARY

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                Heritage Bancshares, Inc.

Date: August 14, 2003


                                /s/ John H. Mackey
                                ---------------------------------------------

                                By: John H. Mackey
                                Director, President & Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2003


                                /s/ Jon D. Patterson
                                ---------------------------------------------

                                By: Jon D. Patterson
                                Executive Vice President and Chief Financial
                                Officer
                                (Principal Financial and Accounting Officer)


                                      (19)