Form 10QSB
period 2003-09-30
HERITAGE BANCSHARES INC /TX
filed 2003-11-13
CIK 1160124

U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

|X| Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934.

      For the Quarter Ended September 30, 2003.

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

Yes |X|  No |_|

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 7, 2003 there were 473,248 shares of common stock outstanding.

      Transitional Small Business Disclosure Format (check one):

Yes |_|  No |X|

                    HERITAGE BANCSHARES, INC. AND SUBSIDIARY

PART I - FINANCIAL INFORMATION

                                                                                                    Page
                                                                                                   Number
                                                                                                   ------
Item 1. Financial Statements

   Consolidated Balance Sheet as of September 30, 2003 (unaudited) and December 31, 2002 ..........    1

   Unaudited Consolidated Statement of Operations for the three months and nine
   months ended September 30, 2003 and September 30, 2002 .........................................    2

   Unaudited Consolidated Statement of Changes in Stockholders' Equity for the
   nine months ended September 30, 2003 ...........................................................    3

   Unaudited Consolidated Statement of Cash Flows for the nine months ended
   September 30, 2003 and September 30, 2002 ......................................................    4

   Notes to Consolidated Financial Statements .....................................................    5

Item 2. Management's Discussion and Analysis ......................................................    7

Item 3. Controls and Procedures ...................................................................   16

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings ........................................................................   17

Item 2.  Changes in Securities ....................................................................   17

Item 3.  Defaults Upon Senior Securities ..........................................................   17

Item 4.  Submission of Matters to a Vote of Security Holders ......................................   17

Item 5.  Other Information ........................................................................   17

Item 6.  Exhibits and Reports on Form 8-K .........................................................   17

Signatures ........................................................................................   18

                                 PART I- ITEM 1
                              FINANCIAL STATEMENTS

                    HERITAGE BANCSHARES, INC. AND SUBSIDIARY
                           Consolidated Balance Sheet

             At September 30, 2003 (unaudited) and December 31, 2002
                      (In Thousands, Except Share Amounts)

                                                                      September 30,       December 31,
ASSETS                                                                     2003               2002
                                                                      -------------       ------------
Cash and due from banks                                                  $  6,495           $  3,872
Federal funds sold                                                            756                600
                                                                         --------           --------
     Total cash and cash equivalents                                        7,251              4,472
Interest bearing time deposits in other banks                                 617                793
Securities available for sale                                                 602              1,921
Loans, net                                                                 40,611             37,990
Accrued interest receivable                                                   207                240
Bank premises and equipment, net                                            1,648                693
Other assets                                                                1,956              1,491
                                                                         --------           --------
          Total assets                                                   $ 52,892           $ 47,600
                                                                         ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                 $ 40,687           $ 34,134
Advances from Federal Home Loan Bank                                        4,186              5,400
Other liabilities                                                             129                149
                                                                         --------           --------
     Total liabilities                                                     45,002             39,683
Commitments and contingencies                                                  --                 --
Stockholders' equity:
    Preferred stock, $.01 par value, 200,000 shares authorized,
     no shares issued and outstanding                                          --                 --
    Common stock, $.01 par value, 1,800,000 shares authorized,
     491,468 shares issued and 473,248 shares outstanding                       5                  5
    Additional paid-in capital                                              4,471              4,471
    Retained earnings                                                       3,971              4,017
    Unearned ESOP shares                                                     (338)              (361)
    Accumulated other comprehensive
     income, net of tax                                                         8                 12
                                                                         --------           --------
                                                                            8,117              8,144
    Treasury stock at cost                                                   (227)              (227)
                                                                         --------           --------
     Total  stockholders' equity                                            7,890              7,917
                                                                         --------           --------
          Total liabilities and stockholders' equity                     $ 52,892           $ 47,600
                                                                         ========           ========

          See accompanying notes to consolidated financial statements.


                                      (1)

                    HERITAGE BANCSHARES, INC. AND SUBSIDIARY
                      Consolidated Statement of Operations

     For the Three Months and Nine Months Ended September 30, 2003 and 2002
                                   (Unaudited)
                      (In Thousands, Except Per Share Data)

                                                         Three Months      Three Months         Nine Months         Nine Months
                                                            Ended               Ended              Ended               Ended
                                                     September 30, 2003  September 30, 2002  September 30, 2003  September 30, 2002
                                                     ------------------  ------------------  ------------------  ------------------
Interest income:
     Loans                                              $      851            $      755         $    2,447         $    2,136
     Investment securities                                       9                    35                 46                 87
     Other                                                      20                    23                 64                 86
                                                        ----------            ----------         ----------         ----------

             Total interest income                             880                   813              2,557              2,309
                                                        ----------            ----------         ----------         ----------

Interest expense:
     Deposits                                                  225                   238                707                757
     Advances from Federal Home Loan Bank
       and other borrowings                                     38                    51                120                118
                                                        ----------            ----------         ----------         ----------

             Total interest expense                            263                   289                827                875
                                                        ----------            ----------         ----------         ----------

Net interest income                                            617                   524              1,730              1,434

Provision for loan losses                                       37                   108                180                138
                                                        ----------            ----------         ----------         ----------

Net interest income after provision for loan losses            580                   416              1,550              1,296
                                                        ----------            ----------         ----------         ----------

Noninterest income:
     Fee income and service charges                            107                    30                328                 63
     Gain on sale of securities                                 --                    --                 --                  6
     Gain on sale of loans                                      --                    --                 53                 --
     (Loss) gain on sale of other real estate                  (37)                  185                314                185
     Other                                                      14                    84                 41                117
                                                        ----------            ----------         ----------         ----------

              Total noninterest income                          84                   299                736                371
                                                        ----------            ----------         ----------         ----------

Noninterest expense:
     Compensation and benefits                                 328                   250              1,040                709
     Occupancy                                                 108                    85                304                214
     Data processing                                            38                    34                110                 92
     Other                                                     250                   197                893                467
                                                        ----------            ----------         ----------         ----------

              Total noninterest expense                        724                   566              2,347              1,482
                                                        ----------            ----------         ----------         ----------

(Loss) income before income tax expense (benefit)              (60)                  149                (61)               185

Income tax (benefit) expense                                   (15)                   51                (15)                63
                                                        ----------            ----------         ----------         ----------

Net (loss) income                                       $      (45)           $       98         $      (46)        $      122
                                                        ==========            ==========         ==========         ==========

(Loss) earnings per share - Basic and Diluted           $    (0.10)           $     0.20         $    (0.10)        $     0.31
                                                        ==========            ==========         ==========         ==========

          See accompanying notes to consolidated financial statements.


                                      (2)

                    HERITAGE BANCSHARES, INC. AND SUBSIDIARY
            Consolidated Statement of Changes in Stockholders' Equity

                  For the Nine Months Ended September 30, 2003
                                   (Unaudited)
                                 (In Thousands)

                                                                                    Accumulated
                                                 Additional                            Other
                           Preferred   Common   Paid in    Retained   Unearned   Comprehensive  Comprehensive  Treasury
                             Stock     Stock    Capital    Earnings  ESOP Shares    Income           Loss        Stock     Total
                           ---------   ------  ----------  --------  ----------- -------------  -------------  ---------  -------
Balance December 31, 2002   $    --   $     5    $ 4,471    $ 4,017    $  (361)     $    12                     $  (227)  $ 7,917

Comprehensive loss:
  Net loss                       --        --         --        (46)        --           --        $  (46)           --       (46)
  Unrealized lossess
   arising during the
   period (net of tax)           --        --         --         --         --           (4)           (4)           --        (4)
                                                                                                   ------
     Total comprehensive
       loss                                                                                        $  (50)
                                                                                                   ======

Repayment of ESOP note
  payable                        --        --         --         --         23           --                          --        23

                            -------   -------    -------    -------    -------      -------                     -------   -------
Balance September 30, 2003  $    --   $     5    $ 4,471    $ 3,971    $  (338)     $     8                     $  (227)  $ 7,890
                            =======   =======    =======    =======    =======      =======                     =======   =======

          See accompanying notes to consolidated financial statements.


                                      (3)

                    HERITAGE BANCSHARES, INC. AND SUBSIDIARY

                      Consolidated Statement of Cash Flows

              For the Nine Months Ended September 30, 2003 and 2002
                                   (Unaudited)
                                 (In Thousands)

                                                                                             Nine Months           Nine Months
                                                                                                Ended                 Ended
                                                                                         September 30, 2003     September 30, 2002
                                                                                         ------------------     ------------------
Cash flows from operating activities:
     Net (loss) income                                                                       $      (46)             $      122
        Adjustments to reconcile net (loss) income to
           net cash (used) provided by operating activities:
              Depreciation                                                                          112                      88
              Provision for loan losses                                                             180                     138
              Gain on sale of securities                                                             --                      (6)
              Gain on sale of loans                                                                 (53)                     --
              Gain on sale of other real estate                                                    (314)                     --
              Increase in accrued interest and other assets                                        (379)                   (125)
              (Decrease) increase in accrued interest and other liabilities                         (20)                      1
                                                                                             ----------              ----------

                 Net cash (used) provided by operating activities                                  (520)                    218
                                                                                             ----------              ----------

Cash flows from investing activities:
     Net sales, calls and paydowns of securities available for sale                              1,315                     979
     Purchases of securities available for sale                                                      --                  (1,600)
     Decrease in interest bearing deposits in other banks                                           176                     271
     Net loans originated                                                                        (3,491)                 (6,710)
     Proceeds from sale of other real estate                                                      1,004                      --
     Net additions of property and equipment                                                     (1,067)                   (172)
                                                                                             ----------              ----------

                 Net cash used by investing activities                                           (2,063)                 (7,232)
                                                                                             ----------              ----------

Cash flows from financing activities:
     Net increase in demand, money market and
        savings accounts                                                                          2,633                   1,166
     Net increase (decrease) in certificates of deposit                                           3,920                  (1,543)
     Net (decrease) increase in advances from Federal Home Loan Bank                             (1,214)                  3,029
     Net proceeds from sale of common stock                                                          --                   4,476
     Purchase of treasury stock                                                                      --                    (199)
     Net decrease (increase) in unearned ESOP shares                                                 23                    (375)
                                                                                             ----------              ----------

                 Net cash provided by financing activities                                        5,362                   6,554
                                                                                             ----------              ----------
Net increase (decrease) in cash and cash equivalents                                              2,779                    (460)

Cash and cash equivalents at beginning of period                                                  4,472                   2,078
                                                                                             ----------              ----------

Cash and cash equivalents at end of period                                                   $    7,251              $    1,618
                                                                                             ==========              ==========

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position as of September 30, 2003 and the consolidated results of their operations, changes in stockholders' equity, and cash flows for the period ended September 30, 2003 and are of a normal, recurring nature. Also in the opinion of management, the September 30, 2002 consolidated statements of operations, changes in stockholders' equity and cash flows contain all adjustments necessary to present fairly the results of their operations for the three month and nine month periods then ended and are of a normal recurring nature.

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

Operating results for the three-month and nine-month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2003.


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

3. Earnings Per Share

The computation of (loss) earnings per share for the three month and nine month periods ended September 30, 2003 and 2002, respectively, is as follows (dollars in thousands, except share amounts):

----------------------------------------------------------------------------------------------------------------------------------
                                                    Three Month Periods Ended                     Nine Month Periods Ended
----------------------------------------------------------------------------------------------------------------------------------
                                             September 30, 2003    September 30, 2002      September 30, 2003   September 30, 2002
                                             ------------------    ------------------      ------------------   ------------------
----------------------------------------------------------------------------------------------------------------------------------
Net (loss) income                                $     (45)            $      98                $     (46)            $     122
----------------------------------------------------------------------------------------------------------------------------------
Average common shares outstanding                  473,248               480,414                  473,248               393,761
----------------------------------------------------------------------------------------------------------------------------------
Basic and diluted (loss) earnings per share      $   (0.10)            $    0.20                $   (0.10)            $    0.31
----------------------------------------------------------------------------------------------------------------------------------

4. Employee Benefits

Heritage Bancshares, Inc., established an Employee Stock Ownership Plan (ESOP) for the benefit of its employees. As part of the conversion, the ESOP purchased 39,317 shares of common stock for approximately $393,000 with funds borrowed from Bancshares. The ESOP expense was $13,000 for both the three-month periods ended September 30, 2003 and 2002, and $40,000 for both the nine-month periods ended September 30, 2003 and 2002.

Shares purchased by the ESOP with the loan proceeds are allocated to ESOP participants based on a pro rata basis as debt service payments are made to Bancshares on an annual basis. The loan is secured by the shares purchased with the proceeds and will be repaid by the ESOP with funds from the Bank's discretionary contributions to the ESOP and earnings on ESOP assets. Principal payments are scheduled to occur over a ten-year period. At September 30, 2003 the note payable associated with the ESOP was $338,000.


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

FINANCIAL CONDITION

General. At September 30, 2003, our total assets increased by $5.3 million or 11.1% to $52.9 million from $47.6 million at December 31, 2002. The increase in assets was primarily due to a $2.6 million growth in cash and due from banks, a $2.6 million growth in net loans and a $1.0 million increase in bank premises and equipment, partially offset by a $1.3 million decrease in securities available for sale.

Cash and Due From Banks. At September 30, 2003, cash and due from banks increased $2.6 million or 67.7% to $6.5 million from $3.9 million at December 31, 2002. The increase was due primarily to deposit growth of $6.6 million and maturities of $1.3 million in securities available for sale partially offset by the growth in loans of $2.6 million and the increase in bank premises and equipment of $1.0 million.

Federal Funds Sold. At September 30, 2003, federal funds sold increased $156,000 to $756,000 from $600,000 at December 31, 2002. The slight increase was for liquidity purposes.

Loans. At September 30, 2003, our net loan portfolio increased $2.6 million or 6.9% to $40.6 million from $38.0 million at December 31, 2002. The increase in the loan portfolio over this time period was due to increased loan demand caused by efforts to expand our lending activities in real estate loans, commercial loans and consumer loans.


                                      (7)

                    HERITAGE BANCSHARES, INC. AND SUBSIDIARY

Securities. Mortgage-backed and related securities available for sale were $602,000 at September 30, 2003, compared to $1.9 million at December 31, 2002. The $1.3 million decrease was a result of pay downs and maturities on these securities.

Bank Premises and Equipment. Net bank premises and equipment amounted to $1.6 million at September 30, 2003, compared to $693,000 at December 31, 2002. The net increase of $1.0 million was primarily attributable to the purchase of land for future bank expansion.

Liabilities. Our total liabilities increased $5.3 million or 13.4% to $45.0 million at September 30, 2003. This increase is primarily attributable to deposit growth of $6.6 million, or 19.2% from December 31, 2002 to September 30, 2003 partially offset by net repayment of Federal Home Loan Bank Advances of $1.2 million.

Equity. Total equity decreased by $27,000 to $7.89 million at September 30, 2003 compared to $7.92 million at December 31, 2002, primarily as a result of a net loss incurred for the nine month period ended September 30, 2003 of $46,000 partially offset by the reduction in the unearned ESOP shares.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2002

General. We reported a net loss of $45,000 for the three months ended September 30, 2003 compared to a net income of $98,000 over the same period in 2002. We reported a net loss of $46,000 for the nine months ended September 30, 2003 compared to net income of $122,000 over the same period in 2002. The net loss of $45,000 for the three months ended September 30, 2003 compared to net income of $98,000 over the same period in 2002 is attributable to a decrease in total noninterest income of $215,000 and an increase in total noninterest expense of $158,000, partially offset by an increase in net interest income of $93,000, a decrease in the provision for loan loss of $71,000 and a decrease in income tax expense of $66,000. The net loss of $46,000 for the nine months ended September 30, 2003 compared to net income of $122,000 over the same period in 2002 is attributable to increases in the provision for loan loss and total noninterest expense of $42,000 and $865,000, respectively, partially offset by increases in net interest income and total noninterest income of $296,000 and $365,000, respectively, and a decrease in income tax expense of $78,000.

Net Interest Income. Net interest income increased from $524,000 to $617,000 for the three months ended September 30, 2003 compared to the same period in 2002. Net interest income increased from $1.4 million to $1.7 million for the nine months ended September 30, 2003 compared to the same period in 2002.

Interest Income. Interest income increased $67,000 or 8.2% from $813,000 for the three months ended September 30, 2002 to $880,000 for the same period in 2003. The increase was primarily attributable to a $96,000 increase in interest income from loans partially offset by decreases in interest income from securities and other interest earning assets of $26,000 and $3,000, respectively. While interest rates continued to decline, we were able to increase interest income from loans through continued growth in our loan portfolio.


                                      (8)

                    HERITAGE BANCSHARES, INC. AND SUBSIDIARY

Interest income increased $248,000 or 10.7% from $2.3 million for the nine months ended September 30, 2002 to $2.6 million for the same period in 2003. The increase was primarily attributable to a $311,000 increase in interest income from loans, partially offset by decreases in interest income from securities and other interest earning assets of $41,000 and $22,000, respectively. Growth in our loan portfolio more than offset the continued trend of declining interest rates, while our securities portfolio continued to decline due to principal reductions in our mortgage backed securities inventory.

Interest Expense. Interest expense decreased $26,000, or 9.0% from $289,000 for the three months ended September 30, 2002 to $263,000 for the same period in 2003. Interest expense decreased $48,000, or 5.5% from $875,000 for the nine months ended September 30, 2002 to $827,000 for the same period in 2003. While our deposits have continued to increase, rates paid on those deposits have decreased at a more significant pace.

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

The provision for loan losses made during the three month period ended September 30, 2003 totaled $37,000 compared to $108,000 over the same period in 2002. The decrease for the three month period ended September 30, 2003 over the same period in 2002 of $71,000 is due to the decrease in the loan growth rate for the three months ended September 30, 2003 compared to the same period in 2002. The provision for loan losses made during the nine month period ended September 30, 2003 totaled $180,000 compared to $138,000 over the same period in 2002. The increase for the nine month period ended September 30, 2003 over the same period in 2002 of $42,000 is due to increased charge-offs in 2003 partially offset by the reduction in the growth of loans during the nine months ended September 30, 2003 compared to the same period in 2002. At September 30, 2003 and 2002, the allowance for loan losses of $414,000 and $451,000, respectively, represented 1.0% and 1.2%, respectively, of our gross loan portfolio.

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

Noninterest Income. Noninterest income decreased $215,000 from $299,000 for the three months ended September 30, 2002 to $84,000 for the same period in 2003. The decrease was primarily attributable to a net loss incurred on the sale of other real estate and real estate lots of $37,000 for the


                                      (9)

                    HERITAGE BANCSHARES, INC. AND SUBSIDIARY

three months ended September 30, 2003 as compared to a net gain recognized of $185,000 over the similar period in 2002, partially offset by additional fee income generated in 2003 of $70,000. Noninterest income increased $365,000 from $371,000 for the nine months ended September 30, 2002 to $736,000 for the same period in 2003. This increase was primarily attributable to $129,000 of additional gains recognized in connection with the sale of other real estate and lot inventory together with increases in fee income and service charges of $265,000. The increase in fee income and service charges of $265,000 includes income from origination fees and yield spread premiums of $240,000 which were generated by the Company's opening of two loan production offices in Terrell and Greenville, Texas during the third quarter of 2002.

Noninterest Expense. Noninterest expense increased $158,000 from $566,000 for the three months ended September 30, 2002 to $724,000 for the same period in 2003. This increase was primarily due to $78,000 additional compensation and benefits costs associated with our increase in staff, a $23,000 increase in occupancy expense due to increased expenses associated with the opening of the loan production offices, and an increase in other expense of $53,000. The increase in other expense was primarily attributable to a $33,000 increase in other real estate write-downs and related expenses.

Noninterest expense increased $865,000 from $1.5 million for the nine months ended September 30, 2002 to $2.3 million for the same period in 2003. This increase was primarily due to $331,000 additional compensation and benefit costs associated with our increase in staff, a $90,000 increase in occupancy expense due to increased expenses associated with the opening of the loan production offices, and an increase in other expense of $426,000. Significant increases in other expense include $191,000 in other real estate write-downs and related expenses, $54,000 in professional fees, $46,000 in loan related expenses, and $20,000 in employee recruitment expenses.

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


                                      (10)

                    HERITAGE BANCSHARES, INC. AND SUBSIDIARY

---------------------------------------------------------------------------------------------------------
                                                             September 30, 2003        September 30, 2002
---------------------------------------------------------------------------------------------------------
                                                                          (Dollars in thousands)
                                                             --------------------------------------------
---------------------------------------------------------------------------------------------------------
Non-accruing loans:
---------------------------------------------------------------------------------------------------------
      Consumer                                                    $        9              $        3
---------------------------------------------------------------------------------------------------------
      Real estate                                                      1,550                   1,274
                                                                  ----------              ----------
---------------------------------------------------------------------------------------------------------
         Total                                                    $    1,559              $    1,277
---------------------------------------------------------------------------------------------------------
Accruing loans past due 90 days and over:
---------------------------------------------------------------------------------------------------------
      Consumer                                                    $       --              $       --
---------------------------------------------------------------------------------------------------------
      Real estate                                                         --                      --
                                                                  ----------              ----------
---------------------------------------------------------------------------------------------------------
         Total                                                    $       --              $       --
---------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------
Total non-performing loans                                        $    1,559              $    1,277
---------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------
Foreclosed assets                                                 $      801              $      241
---------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------
      Total non-performing assets                                 $    2,360              $    1,518
---------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------
Allowance for loan losses                                         $      414              $      451
---------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------
Coverage of non-performing loans                                        26.6%                   35.3%
---------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------
Non-performing assets as a percentage of total assets                    4.5%                    3.2%
---------------------------------------------------------------------------------------------------------

Non-accruing loans were primarily in connection with the construction of single family real estate and mortgage loans secured by single family real estate. Management believes that these loans are adequately secured or reserved for as of September 30, 2003. Additionally, the Company has contracts at September 30, 2003 to sell $190,000 of foreclosed assets at their approximate carrying amount.

Other Loans of Concern. In the opinion of management, there are no other loans of concern which were not previously classified that specifically represent a risk of loss.

Allowance for Loan Losses. We maintain an allowance for loan losses to absorb losses inherent in the loan portfolio. The allowance is based on ongoing, quarterly assessments of the estimated losses inherent in the loan portfolio. Our methodology for assessing the appropriateness of the allowance consists of several key elements, which include the ratio analysis and specific allowances for identified problem loans. In addition, the allowance incorporates the results of measuring impaired loans as provided in Financial Accounting Standards (FAS) No. 114, Accounting by Creditors for Impairment of a Loan, as amended by FAS No. 118. These accounting standards prescribe the measurement methods, income recognition and disclosures related to impaired loans.


                                      (11)

                    HERITAGE BANCSHARES, INC. AND SUBSIDIARY

At September 30, 2003, our allowance for loan losses was $414,000 or 1.0% of the total loan portfolio and approximately 26.6% of total non-performing loans. Assessing the adequacy of the allowance for loan losses is inherently subjective as it requires making material estimates, including the amount and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. In the opinion of management, the allowance, when taken as a whole, is adequate to absorb reasonable estimated loan losses inherent in our loan portfolio.

Income Tax Expense. For both the three month and nine month periods ended September 30, 2003, there was $15,000 of income tax benefit recognized. For the three month and nine month periods ended September 30, 2002, there was $51,000 and $63,000, respectively of income tax expense recognized.

Liquidity and Commitments. Our liquidity, represented by cash and cash equivalents and mortgage-backed and related securities, is a product of our operating, investing and financing activities. Our primary sources of funds are deposits, amortization, prepayments and maturities of outstanding loans and mortgage-backed and related securities, and other short-term investments and funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed related securities and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. In addition, we invest excess funds in short-term interest-earning assets, which provide liquidity to meet lending requirements. We also generate cash through borrowings from the Federal Home Loan Bank and other independent banks. We utilize Federal Home Loan Bank advances and borrowings from other independent banks to leverage our capital base and provide funds for our lending and investment activities, and enhance our interest rate risk management.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. We use our sources of funds primarily to meet ongoing commitments, to pay maturing time deposits and savings withdrawals, to fund loan commitments and to maintain our portfolio of mortgage-backed and related securities. At September 30, 2003, the total approved loan commitments unfunded amounted to $6.1 million, which consists primarily of the unadvanced portion of construction loans. Based on historical experience, management believes that a significant portion of maturing deposits will remain with the Bank. The Bank anticipates that it will continue to have sufficient funds, through deposits and borrowings, to meet its current commitments. If the Bank requires funds beyond its internal funding capabilities, advances from the Federal Home Loan Bank of Dallas of approximately $4.9 million and advances from other independent banks of $6.0 million were available at September 30, 2003 as an additional source of funds. The State of Texas regulations require the Bank to maintain liquidity in an amount not less than 10% of an amount equal to its average daily deposits for the most recently completed quarter in cash and readily marketable investments. For the quarter ended September 30, 2003, the Bank's liquidity was $9.0 million with a liquidity ratio of 21.15%.


                                      (12)

                    HERITAGE BANCSHARES, INC. AND SUBSIDIARY

Regulatory Capital Requirements. Federally insured savings institutions, such as Heritage Bank, SSB, are required to maintain a minimum level of regulatory capital. The Federal Deposit Insurance Corporation has established capital standards, including a leverage ratio or core capital requirement and a risk-based capital requirement applicable to such savings institutions. These capital requirements must be generally as stringent as the comparable capital requirements for national banks. The Federal Deposit Insurance Corporation is also authorized to impose capital requirements in excess of these standards on individual institutions on a case-by-case basis.

The capital standards also require core capital equal to at least 4.0% of adjusted total assets unless its supervisory condition is such to allow it to maintain a 3.0% ratio. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships. At September 30, 2003, the Bank had no intangibles, which were subject to these tests.

At September 30, 2003, the Bank had core capital equal to $6.26 million, or 12.1% of adjusted total assets, which was $4.2 million above the minimum requirement of 4.0% in effect on that date.

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

On September 30, 2003, the Bank had total risk-based capital of $6.7 million and risk-weighted assets of $40.3 million, or total capital of 16.6% of risk-weighted assets. This amount was approximately $3.5 million above the 8.0% requirement in effect on that date.

Impact of Inflation. The consolidated financial statements presented herein have been prepared in accordance with generally accepted accounting principles. These principles require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation.

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

Other Matters. Subsequent to the end of the third quarter, the Company executed Change of Control Agreements with John H. Mackey, James C. Champion and Jon Patterson, each dated October 30, 2003. These agreements provide for a base compensation per year of $95,000, $78,750 and $70,000 for Messrs Mackey, Champion and Patterson, respectively. They also provide for payments to the executives upon a change in control of the Company (as defined in the agreements).

Recent Accounting Pronouncements. In June 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 143 (FAS 143), "Accounting for Asset Retirement Obligations". FAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are to be capitalized as part of the carrying amount of the long-lived asset. The provisions of FAS 143 are required to be applied starting with fiscal years beginning after June 15, 2002.

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


                                      (14)

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

The Company's policy is to adopt recently issued accounting pronouncements as of their required effective date. With respect to adoption of FAS 143, FAS 147, FAS 149 and FAS 150 during 2002 and 2003, there was no significant impact on the Company's consolidated financial statements. With respect to planned adoption of FAS 148 beginning January 1, 2004, the Company does not believe that the effects of adoption will have a material impact on its consolidated financial statements.


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


                                      (16)

                    HERITAGE BANCSHARES, INC. AND SUBSIDIARY

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.

In the third quarter, the parties in each of the lawsuits previously referred to in this section, Gober and Sereseroz, executed confidential settlement
                 -----     ---------
agreements resolving all claims. The settlement amounts were covered by insurance.

Item 2.     Changes in Securities. - None

Item 3.     Defaults Upon Senior Securities. - None

Item 4.     Submission of Matters to a Vote of Security Holders. - None

Item 5.     Other Information. - None

Item 6.     Exhibits and Reports on Form 8-K.

      (a)   Exhibit:

            10.1 Change of Control Agreement between Heritage Bancshares, Inc., Heritage Bank, SSB, and John H. Mackey dated October 30, 2003.

            10.2 Change of Control Agreement between Heritage Bancshares, Inc., Heritage Bank, SSB, and Jon Patterson dated October 30, 2003.

            10.3 Change of Control Agreement between Heritage Bancshares, Inc., Heritage Bank, SSB, and James Champion dated October 30, 2003.

            31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

            32.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      (b)   No Form 8-K reports were filed during the quarter.


                                      (17)

                    HERITAGE BANCSHARES, INC. AND SUBSIDIARY

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            Heritage Bancshares, Inc.

Date: November 14, 2003


                            /s/ John H. Mackey
                            ----------------------------------------------------
                            By: John H. Mackey
                            Director, President & Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2003


                            /s/ Jon D. Patterson
                            ----------------------------------------------------
                            By: Jon D. Patterson
                            Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)


                                      (18)