Form 10KSB
period 2003-12-31
HERITAGE BANCSHARES INC /TX
filed 2004-03-30
CIK 1160124

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


 |X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: December 31, 2003

                                       OR

 | | TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File No.: 000-49637

                            HERITAGE BANCSHARES, INC.
                 (Name of Small Business Issuer in its charter)


                Delaware                                  75-2963969
       (State or other jurisdiction                    (I.R.S. Employer
    of incorporation or organization)               Identification Number)
          102 West High Street

             Terrell, Texas
          (Address of Principal                             75160
           Executive Offices)                             (Zip Code)


        Issuer's telephone number, including area code: (972) 563 - 2657

                  Securities registered under Section 12(b) of
                               the Exchange Act:

                                 Not Applicable

                  Securities registered under Section 12(g) of
                               the Exchange Act:

                    Common Stock (par value $0.01 per share)
                                (Title of Class)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X|    No |_|

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

Issuer's revenues for its most recent fiscal year:  $4.5 million

As of March 22, 2004, the aggregate value of the 376,307 shares of Common Stock of the Registrant issued and outstanding on such date, which excludes 96,941 shares held by all directors and executive officers of the Registrant as a group, was approximately $9.69 million. This figure is based on the last known trade price of $25.75 per share of the Registrant's Common Stock on March 22, 2004.

Number of shares of Common Stock outstanding as of March 22, 2004: 473,248

Transitional Small Business Disclosure Format:  Yes |_|    No |X|


                    Documents Incorporated by Reference: None

Recent Developments

      On January 14, 2004, Heritage Bancshares, Inc. signed a definitive Agreement and Plan of Merger (the "Merger Agreement") with HGroup Acquisition Co., a Delaware corporation ("HGroup"). Pursuant to the Merger Agreement and subject to the satisfaction of certain conditions set forth in the Merger Agreement, HGroup will acquire Heritage Bancshares effective as of the filing of the Certificate of Merger with the Secretary of State of Delaware, by merging HGroup with and into Heritage Bancshares, with Heritage Bancshares surviving and continuing to exist as a registered savings and loan holding company (the "Merger"). The Merger Agreement provides that HGroup's Certificate of Incorporation and bylaws will be the Certificate of Incorporation and bylaws of the surviving corporation except that the Certificate of Incorporation shall be amended to provide for the name of the corporation to be Heritage Bancshares, Inc. The Merger Agreement conditions the closing of the Merger upon the approval of the transaction by Heritage Bancshares stockholders, the receipt of regulatory approvals and other customary closing conditions. A special meeting of the Heritage Bancshares stockholders has been scheduled for April 29, 2004.

      The Merger Agreement provides that at the effective time of the Merger, each share of Heritage Bancshares common stock will be converted into the right to receive cash in the amount of approximately $26.25. The total consideration could be reduced by the amount by which $200,230 exceeds the sum of certain combined balances in the employee stock ownership plan and the amount of aggregated deferred gains from the sale of real estate owned by TFS Investment Corporation, a subsidiary of Heritage Bancshares. While this adjustment could be as high as $0.42 per share, it is believed that the balances and the gains will be sufficient to offset this amount.

      In connection with the Merger Agreement, the directors and executive officers of Heritage Bancshares entered into Stockholder Agreements with HGroup (the "Stockholder Agreements"). Pursuant to the terms and subject to the conditions of the Stockholder Agreements, these individuals, who have the right to vote approximately 20% of Heritage Bancshares common stock, have agreed to vote their shares in favor of approving the Merger Agreement, the Merger and the other transactions contemplated by the Merger Agreement and the Merger.

                                     PART I.

Item 1.     Description of Business

General

      Heritage Bancshares, Inc. (the "Company") is a Delaware corporation and the sole stockholder of Heritage Bank, SSB ("Heritage Bank" or the "Bank"). Heritage Savings Bank, SSB converted to the stock form of organization in February 2002 and changed its name to Heritage Bank, SSB effective May 17, 2002. The business of the Company consists primarily of the business of the Bank. At December 31, 2003, the Company had total consolidated assets of $51.9 million, total consolidated deposits of $39.5 million, and total consolidated stockholders' equity of $7.6 million.

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

      Heritage Bank's business consists principally of attracting deposits from the general public and using those funds to originate loans secured by one- to four-family residential properties. Heritage Bank also originates a significant volume of construction and commercial real estate loans. One- to four-family residential loans amounted to $12.1 million at December 31, 2003, representing 29.0% of the total gross loan portfolio. Construction loans at the same date amounted to $15.1 million, or 36.1% of the total gross loan portfolio, while commercial real estate loans amounted to $8.6 million or 20.5% of the total gross loan portfolio. Heritage Bank's profitability depends primarily on its net interest income, which is the difference between the income the Bank receives on loans and other assets and the cost of funds, which consists of the interest paid on deposits and borrowings.

      The Bank currently exceeds all applicable minimum regulatory capital requirements. At December 31, 2003, the Bank had Tier 1, total risk-based and leverage capital ratios of 15.5%, 16.6% and 11.9%, respectively, as compared to the minimum requirements of 4.0%, 8.0%, and 4.0%, respectively.

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

Lending Activities

      General. At December 31, 2003, the net loan portfolio (gross loans, net of the allowance for loan losses and deferred loan fees) of Heritage Bank totaled $41.5 million, representing approximately 80.0% of total assets at that date. The principal lending activities of Heritage Bank are the origination of one- to four-family (which are also known as single-family) residential loans and construction loans (primarily related to non-speculative, pre-sold, one-to four-family residences). At December 31, 2003, single-family residential and construction loans amounted to $27.3 million or 65.1% of the total gross loan portfolio (including unfunded amounts). In addition, Heritage Bank originates commercial real estate, consumer and multi-family loans. On an increasing basis, Heritage Bank offers commercial business loans.

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

      Under Texas law, a savings bank is generally required to maintain lending limits applicable to Federal savings banks. Under these rules, an institution generally may not make loans to one borrower and related entities in an amount which exceeds 15% of its unimpaired capital and surplus, although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower if the loans are fully secured by readily marketable securities. In certain cases an institution may make loans to one borrower in an amount not to exceed the lesser of 30% of unimpaired capital and surplus or $30,000,000, provided these loans are to develop domestic residential housing units that meet specific criteria. At December 31, 2003, Heritage Bank's regulatory limit on loans-to-one borrower was $997,000. Its five largest loans or groups of loans-to-one borrower, including related entities, were:

      o $865,106 - three loans on developed residential lots and a single family dwelling to a developer of homes under the USDA rural housing program.

      o $788,551 - Loans on developed residential lots and interim construction funds for single family dwellings to a developer of homes with prices under $140,000.

      o $772,647 - Loans on several one-to-four family dwellings held for rental by a real estate investor.

      o $700,000 - A guidance line of credit to a builder of affordable homes (sales prices under $120,000) for the construction of single family dwellings.

      o $700,000 - A guidance line of credit to another builder of affordable homes (sales prices under $120,000) for the construction of single family dwellings.

      All of these loans or groups of loans were performing in accordance with their terms at December 31, 2003.

      Loan Portfolio Composition. The following table sets forth the composition of Heritage Bank's loan portfolio by type of loan at the dates indicated.

                                                                      December 31,
                                             -------------------------------------------------------------------
                                                            2003                                   2002
                                             -----------------------------      --------------------------------
                                                Amount           Percent           Amount               Percent
                                             -------------    ------------      ------------         -----------
                                                                       (In Thousands)
Real estate loans:
  One-to four-family ......................    $ 12,145            29.0%         $  11,947               31.1%
  Multi-family ............................         428             1.0                152                 0.4
  Commercial ..............................       8,579            20.5              5,210                13.5
  Construction ............................      15,146            36.1             17,089                44.4
Commercial Business .......................       3,087             7.4              1,690                 4.4
Consumer loans:
  Loans secured by deposits ...............         541             1.3                465                 1.3
  Other ...................................       2,023             4.7              1,902                 4.9
                                               --------           -----          ---------               -----
    Total loans receivable (1) ............      41,949           100.0%            38,455               100.0%
                                                                                 =========               =====

Less:

Allowance for loan losses .................        (448)                              (416)
Deferred fees .............................
Loans in process ..........................         (47)                                --
                                               --------                          ---------
  Loans receivable, net ...................    $ 41,454                          $  37,990
                                               ========                          =========

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

      Heritage Bank's loan approval process is intended to assess the borrower's ability to repay the loan, the viability of the loan and the adequacy of the value of the property that will secure the loan. Heritage Bank's credit policy assigns aggregate lending limits to officers of Heritage Bank depending on whether the loan is secured or unsecured. Under the policy, loan authorities are as follows:

      ---------------------------------------------------------------------------------------------------
                                                                                            Unsecured/
      Approving Authority                                                      Secured      Overdrafts
      ---------------------------------------------------------------------------------------------------
      Bank lending limit - combined liabilities to one borrower........      $  700,000           N/A
      Majority vote of the Board of Directors..........................      $  700,000     $ 700,000
      Director's Loan Committee........................................      $  700,000     $ 700,000
      Officer's Loan Committee.........................................      $  250,000     $  50,000
      President........................................................      $  100,000     $  25,000
      Executive Vice President, Chief Lending Officer..................      $  100,000     $  25,000
      Executive Vice President, Chief Financial Officer................               0     $   5,000
      Vice Presidents and Assistant Vice Presidents....................      $   25,000     $   5,000
      Operations Officers..............................................               0     $   5,000
      ---------------------------------------------------------------------------------------------------

      Loans over $700,000 are approved by the entire Board of Directors. The Director's Loan committee consists of two outside directors and the Bank President. The Officer's Loan Committee consists of the Bank President, the Chief Lending Officer, the Chief Financial Officer, and one other loan officer.

      Heritage Bank also purchases participations in single-family and commercial real estate loans, subject to the same underwriting standards that govern loans generated by Heritage Bank. By engaging in loan participations, Heritage Bank is able to take lending opportunities that otherwise would not be available to it, because of its size. Heritage Bank enters into agreements with the institutions that originate these purchased loans generally on a non-recourse basis, that is, Heritage Bank will bear the risk of default pro-rata with other lenders holding participations in the loan, including the originating institution. At December 31, 2003, there were no classified loan participations.

      The following table shows total loans originated, sold and repaid during the periods indicated.

                                                                           Year Ended December 31,
                                                                     ---------------------------------
                                                                         2003                 2002
                                                                     ------------         ------------
                                                                               (In Thousands)
       Loan originations:
         Real estate loans:
           One- to four-family..................................      $   4,555             $   3,742
           Multi-family.........................................            160                   313
           Commercial...........................................          4,494                 2,492
           Construction.........................................         33,501                27,178
         Commercial business....................................          3,924                 1,136
         Consumer loans:
           Loans secured by deposits............................            246                   256
           Other................................................          1,796                 1,969
                                                                       --------             ---------
           Total loans originated...............................         48,676                37,086
                                                                       --------             ---------
       Loan participations purchased:
         One- to four-family....................................          4,660                   936
         Commercial loans, real estate secured..................             --                 1,110
       Sales and loan principal reductions:
         Loans sold(1)..........................................             --                    --
         Loan participations sold..............................              45                   591
         Loan principal reductions..............................         49,797                32,128
                                                                       --------             --------
           Total loans sold and principal reductions............         49,842                32,719
                                                                       --------             --------
       Increase (decrease) due to other items, net(2)...........             --                   (92)
                                                                       --------             --------
       Net increase in loan portfolio...........................      $  $3,494             $   6,321
                                                                       ========             ========

----------
(1)   Loans sold consist of one- to four-family real estate.

(2) Other items consist of loans in process, deferred fee, unearned interest, charge-offs, and allowance for loan losses.

      Although federal laws and regulations permit savings institutions to originate and purchase loans secured by real estate located throughout the United States, Heritage Bank concentrates its lending activity to its primary market area of Kaufman County, Texas. Heritage Bank will also consider loan applications from the adjacent counties of Dallas, Ellis, Henderson, Hunt, Rockwall and Van Zandt.

      Subject to its loans-to-one borrower limitation, under Texas law Heritage Bank is permitted to invest without limitation in residential mortgage loans and Heritage Bank may invest up to 40% of its assets in non-real estate secured commercial loans.

      Maturity of Loan Portfolio. The following table presents certain information at December 31, 2003, regarding the dollar amount of loans maturing in Heritage Bank's portfolio based on their contractual terms to maturity or scheduled amortization, but does not include potential prepayments. Demand loans, loans having no stated schedule of repayments and stated maturity, and overdrafts are reported as becoming due within one year. Loan balances do not include undisbursed loan proceeds, net deferred loan origination costs and allowance for loan losses.

                                                         Commercial                      Total
                                          Real Estate     Business       Consumer        Loans
                                          -----------    ----------      --------      ---------
                                                               (In Thousands)
Amounts due in:
  One year or less......................    $  19,953      $  1,581      $   535       $  22,069
  More than one year to five years......        8,191         1,233        1,697          11,121
  More than five years..................        8,154           273          332           8,759
                                             --------       -------       ------        --------
    Total amount due....................    $  36,298      $  3,087      $ 2,564       $  41,949
                                             ========       =======       ======        ========

      The following table sets forth the dollar amount of all loans, before net items, due after December 31, 2004, which have fixed interest rates or which have floating or adjustable interest rates.

                                                                      Floating or
                                                  Fixed-Rate        Adjustable-Rates                Total
                                                 ------------    --------------------           ------------
                                                                      (In Thousands)
         Real estate loans:
           One- to four-family.................    $   9,385           $    437                   $  9,822
           Multi-family........................          280                 --                        280
           Commercial..........................        4,706                 --                      4,706
           Construction........................        1,151                 --                      1,151
         Commercial business...................        1,874                 --                      1,874
         Consumer loans:
           Loans secured by deposits...........          224                 --                        224
           Other...............................        1,824                 --                      1,823
                                                    --------            -------                    -------
              Total loans......................    $  19,444           $    437                   $ 19,880
                                                    ========            =======                    =======

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

      One- to Four-Family Residential Real Estate Loans. One of the primary lending activities of Heritage Bank is the origination of loans secured by single-family residences. At December 31, 2003, $12.1 million or 29.0% of the total gross loan portfolio, before net items, consisted of one- to four-family residential loans.

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

      Heritage Bank's residential mortgage loans have either fixed rates of interest or interest rates that adjust periodically during the term of the loan. The maximum maturity for residential mortgage loans is 30 years. These loans are fully amortizing with monthly loan payments sufficient to repay the total amount of the loan with interest by the end of the loan term. Heritage Bank's residential mortgage loans generally are originated under terms, conditions and documentation which permit them to be sold to U.S. Government-sponsored agencies, such as the Federal Home Loan Mortgage Corporation, and other investors in the secondary market for mortgages. It is Heritage Bank's current policy to sell all newly originated fixed rate mortgage loans with a maturity greater than five years to the secondary market. At December 31, 2003, Heritage Bank did not have any loans held for sale. Additionally, at December 31, 2003, $9.7 million, or 80.0% of Heritage Bank's one- to four-family residential mortgage loans were seasoned fixed-rate loans.

      The adjustable-rate single-family residential mortgage loans currently offered by Heritage Bank have interest rates that adjust each year in accordance with a designated index, plus a stipulated margin. Heritage Bank's adjustable-rate single-family residential real estate loans generally have a cap of 2% on any increase or decrease in the interest rate at any adjustment date, and include a specified cap on the maximum interest rate over the life of the loan, which cap generally is 6% above the initial rate. There also is a floor of 2% below the initial rate. These loans generally are underwritten based on the initial rate. Heritage Bank's adjustable-rate loans require that any payment adjustment resulting from a change in the interest rate of an adjustable-rate loan be sufficient to result in full amortization of the loan by the end of the loan term and, thus, do not permit any of the increased payment to be added to the principal amount of the loan, or so-called negative amortization. At December 31, 2003, $2.4 million or 20.0% of Heritage Bank's one- to four-family residential mortgage loans were adjustable-rate loans.

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

      Commercial Real Estate Loans. Heritage Bank's commercial real estate loan portfolio primarily consists of loans secured by owner occupied small business, office buildings, small warehouses, production facilities, retail stores and restaurants located within Heritage Bank's market area. Commercial real estate loans amounted to $8.6 million or 20.5% of the total gross loan portfolio at December 31, 2003, of which $4.7 million or 54.7% were fixed-rate loans and $3.9 million or 45.3% were adjustable-rate loans. In comparison, at December 31, 2002, approximately $5.2 million or 13.5% of the gross loan portfolio consisted of commercial real estate loans. This increase reflects the Bank's expanded marketing efforts with respect to growth stimulation in the commercial real estate loan portfolio. Heritage Bank's commercial real estate loans typically have a loan-to-value ratio of 80% or less and generally have higher interest rates than single-family residential mortgage loans. The maximum term of Heritage Bank's commercial real estate loans is 15 years.

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

      Construction Loans. At December 31, 2003, Heritage Bank had approximately $15.1 million, or 36.0% of the total gross loan portfolio, in construction loans, of which $3.2 million or 21.2% were fixed-rate loans and $11.9 million or 78.8% were adjustable-rate loans. In comparison, at December 31, 2002, approximately $17.1 million, or 44.4% of the total loan portfolio, were construction loans. The decline in construction loans from 2002 to 2003 is attributable to the Bank's expanded marketing efforts with respect to growth stimulation in commercial real estate loans together with increased competition for construction lending in the Bank's local market area. The construction loans of Heritage Bank are comprised largely of loans made to builders to construct individual pre-sold homes based upon the commitment for a third party to do the permanent loan. The maximum loan-to-value ratio is 85% of the real estate as it will be improved. Interest-only payments are required during the construction period, which is typically nine to 12 months.

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

      Multi-family Residential Loans. At December 31, 2003, $428,000 or 1.0% of total loans receivable were multi-family (over four units) residential loans. The multi-family residential mortgage loans are underwritten on substantially the same basis as its commercial real estate loans. Loans secured by multi-family real estate are underwritten based on the income producing potential of the property and the financial strength of the borrower. The net operating income, which is the income derived from the operation of the property less all operating expenses, must be sufficient to cover the payments related to the outstanding debt. Heritage Bank generally requires personal guarantees from borrowers in addition to the security property as collateral for such loans. Heritage Bank generally requires an assignment of rents or leases in order to be assured that the cash flow from the project will be used to repay the debt. Appraisals on properties securing multi-family and commercial real estate loans are performed by independent state licensed fee appraisers approved by the board of directors.

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

      Other Lending. Heritage Bank also has a relatively small but increasing amount of consumer and commercial business loans. At December 31, 2003, these loans amounted to $2.6 million and $3.1 million, respectively, or 6.1% and 7.4% of the total loan portfolio.

      Consumer loans generally involve greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or that are secured by rapidly depreciable assets, such as automobiles. In these cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and therefore are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loan. Approximately $541,000 or 21.1% of the consumer loans are secured by deposits.

      Loan Origination and Other Fees. In addition to interest earned on loans, Heritage Bank receives loan origination fees or "points" for originating loans. Loan points are a percentage of the principal amount of the mortgage loan and are charged to the borrower in connection with the origination of the loan.

Asset Quality

      General. Heritage Bank mails delinquent notices and makes telephone calls to borrowers when a borrower fails to make a required payment within 16 days of the date due. Collection letters are sent when the account is more than 30 days past due. If these efforts fail to result in the loan being reinstated, Heritage Bank will initiate the necessary legal actions. This may include recommendations for extension, repossession, or the initiation of other legal proceedings. In most cases, deficiencies are cured promptly. While Heritage Bank generally prefers to work with borrowers to resolve these problems, Heritage Bank will institute foreclosure or other collection proceedings when necessary to minimize any potential loss.

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

      Real estate and other assets acquired by Heritage Bank as a result of foreclosure or by deed-in-lieu of foreclosure are classified as real estate owned until sold. Heritage Bank had $1.02 million or 2.0% of total assets in real estate owned at December 31, 2003. At December 31, 2003 other real estate owned consisted of eight residential properties. The Company has valued these properties at the lower of their cost of acquisition or fair value less estimated costs to sell.

      Delinquent Loans. The following table sets forth information concerning delinquent loans at December 31, 2003, in dollar amounts and as a percentage of Heritage Bank's total gross loan portfolio. The amounts presented represent the total outstanding principal balances of the related loans, rather than the actual payment amounts which are past due.

                                                                     December 31, 2003
                                     ---------------------------------------------------------------------------------
                                               30-59                      60-89                      90 or More
                                           Days Overdue                Days Overdue                 Days Overdue
                                     -------------------------  ---------------------------   ------------------------
                                                     Percent                     Percent                     Percent
                                                    of Total                    of Total                    of Total
                                                      Gross                       Gross                       Gross
                                       Amount         Loans        Amount         Loans         Amount        Loans
                                     ----------    -----------  -----------    ------------   ----------    ----------
                                                                   (Dollars in Thousands)
Real estate loans:
  One- to four-family..............    $  312           0.7%      $   173         0.4%         $   754         1.8%
  Construction.....................       262           0.6           258         0.6              121         0.3
Commercial business loans                 271           0.6
Consumer loans:
  Loans secured by deposits........        --            --            --          --               --          --
  Other............................        67           0.2            24         0.1              111         0.3
                                        -----        ------         -----     -------            -----    --------
  Total loans......................    $  912           2.2%      $   455         1.1%         $   986         2.4%
                                        =====      ========         =====     =======            =====    ========

      Nonperforming Assets. The following table presents information with respect to Heritage Bank's nonperforming assets at the dates indicated.

                                                                    At December 31,
                                                            ----------------------------
                                                              2003                2002
                                                            --------            --------
                                                                 (Dollars in Thousands)
      Nonaccruing loans:
      Real estate loans:
          One- to four-family...........................  $      754           $     301
          Construction..................................         121                  --
        Consumer loans:
          Loans secured by deposits.....................          --                  --
          Other.........................................         111                  --
                                                            --------            --------
            Total nonaccruing loans.....................         986                 301
                                                            --------            --------
      Real estate owned.................................       1,021                 602
                                                            --------            --------
            Total nonperforming assets(1)...............       2,007                 903
      Troubled debt restructurings......................          --                  --
                                                            --------            --------
      Troubled debt restructurings and total
        nonperforming assets............................  $    2,007           $     903
                                                            ========            ========
      Total nonperforming loans and troubled debt
        restructurings as a percentage of total
        gross loans.....................................         4.8%                2.4%
      Total nonperforming assets and
        troubled debt restructurings as a
        percentage of total assets......................         3.9%                1.9%

(1) Nonperforming assets consist of nonperforming loans, impaired loans, other repossessed assets and other real estate.

      The net increase in nonperforming assets and troubled debt restructurings of $1.1 million was primarily due to the addition of other real estate owned in the amount of $419,000 together with a $574,000 increase in non-accruing real estate loans and a $111,000 increase in non-accruing consumer loans. The increase in non-accruing real estate loans is due to a large number of borrowers being 90 days or more past due. Management believes these loans are adequately secured by real estate or, in the alternative, has adequately allocated specific reserves against any loan where the net realizable value of the collateral has been deemed insufficient to satisfy the related debt. Non-accruing consumer loans increased by $111,000, as the Bank's consumer loan portfolio has grown. All of these loans are collateralized, and management believes these loans are adequately secured or, in the alternative, has adequately allocated specific reserves against any loan where the net realizable value of the collateral has been deemed insufficient to satisfy the related debt.

      If the $986,000 of non-accruing loans of Heritage Bank had been current in accordance with their terms during the year ended December 31, 2003, the gross income on such loans would have been approximately $87,000. No significant interest income was actually collected by Heritage Bank on such loans in the year ended December 31, 2003.

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

      Heritage Bank's total classified assets at December 31, 2003 (excluding loss assets specifically reserved for) amounted to $610,000, all of which were classified as substandard. Of the total $610,000 classified assets, $114,000 were nonperforming loans as of December 31, 2003. The remaining $496,000 related to potential problem loans due to various circumstances such as prior history with the customer. The six largest classified assets at December 31, 2003 aggregate $566,000 or 92.8% of total classified assets and consisted of:

      o One loan to a bankrupt individual in the amount of $200,334 on a primary single family residence. At December 31, 2003, the borrower was current on post-petition payments in the Chapter 13 bankruptcy case. The loan is secured by real estate and has PMI coverage.

      o Three non-performing loans to a residential builder totaling $113,585. The Bank subsequently foreclosed on these loans in February, 2004.

      o One loan to an individual in the amount of $124,199. The borrower was performing, but was one payment delinquent. The loan is secured by the borrower's primary residence with a 66% loan-to-value ratio.

      o One loan to an individual in the amount of $65,134. The borrower was performing, but was two payments delinquent. The loan is secured by the borrower's primary residence with a 51% loan-to-value ratio.

      o One loan to an individual in the amount of $34,847. The borrower was performing, but was one payment delinquent. The loan is secured by the borrower's primary residence with a 58% loan-to-value ratio.

      o One loan to an individual in the amount of $27,762. The borrower was performing, but was one payment delinquent. The loan is secured by the borrower's primary residence with a 39% loan-to-value ratio.

      Reserve Policy and Methodology. Heritage Bank maintains an allowance for credit losses to absorb losses inherent in the loan portfolio. The allowance is based on ongoing, monthly assessments of the probable estimated losses inherent in the loan portfolio.

     Heritage Bank's methodology for assessing the appropriateness of the allowance consists of several key elements, which include a general allowance and specific allowances for identified problem loans. In addition, the allowance incorporates the results of measuring impaired loans as provided in Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118, "Accounting by

Creditors for Impairment of a Loan-Income Recognition and Disclosures." These accounting standards prescribe the measurement methods, income recognition and disclosures related to impaired loans.

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

      Because the allowance for loan losses is based on estimates of losses inherent in the loan portfolio, actual losses can vary significantly from the estimated amounts. Heritage Bank's methodology as described permits adjustments to any loss factor used in the computation of the general allowance in the event that, in management's judgment, significant factors which affect the collectibility of the portfolio as of the evaluation date are not reflected in the loss factors. By assessing the estimated losses inherent in the loan portfolio on a monthly basis, Heritage Bank is able to adjust specific and inherent loss estimates based upon any more recent information that has become available. In addition, management's determination as to the amount of the allowance for loan losses is subject to review by the Department and the FDIC, which may require the establishment of additional general or specific allowances based upon their judgment of the information available to them at the time of their examination of Heritage Bank.

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

                                                                 December 31,
                                         -----------------------------------------------------------
                                                     2003                          2002
                                         ---------------------------    ----------------------------
                                                         Percent of                      Percent of
                                                       Loans in Each                    Loans in Each
                                                         Category to                     Category to
                                                         Total Gross                     Total Gross
                                             Amount         Loans           Amount          Loans
                                         ------------   ------------    ------------   -------------
                                                            (Dollars in Thousands)
Real estate loans:
  One- to four-family...................    $    46          29.0%       $    117           31.1%
   Multi-family.........................          3           1.0        $     --            0.4
  Commercial............................         69          20.5              39           13.5
  Construction..........................        266          36.1             216           44.4
Commercial business.....................         33           7.4              22            4.4
Consumer loans:
  Loans secured by deposits.............         --           1.3              --             --
  Other.................................         31           4.7              22            6.2
                                             ------        ------         -------         ------
    Total...............................    $   448        100.0%             416         100.0%
                                             ======        ======         =======         ======

Consumer loans involve more risk than mortgage loans because consumer loans are often either unsecured or secured by assets that depreciate in value. Heritage Bank's consumer loans totaled $2.6 million and equaled 6.1% of the total gross loan portfolio at December 31, 2003, compared to 6.2% at December 31, 2002. Of the total $2.6 million of consumer loans at December 31, 2003, $541,000 were secured by deposits.

      The following table sets forth an analysis of Heritage Bank's allowance for loan losses during the periods indicated.

                                                      Year Ended December 31,
                                                    --------------------------
                                                       2003             2002
                                                    ---------        ---------
                                                      (Dollars in Thousands)

      Total loans outstanding...............         $41,949         $ 38,455
      Average loans outstanding, gross......          41,570           36,104
      Balance at beginning of period........            416               320
      Charge-offs:
      Real estate loans:
           Construction and development.....           (166)             (54)
           Residential 1-4 family...........             --               (6)
                                                      -----           ------
                                                      (166)              (60)
      Consumer Loans:
        Other...............................           (19)               (4)
                                                      -----           ------
            Total charge-offs...............          (185)              (64)
                                                      -----           ------
      Recoveries:
      Consumer loans:
        Loans secured by deposits...........             --                --
        Other...............................             --                --
                                                      -----           -------
            Total recoveries................             --                --
                                                      -----           -------
      Net charge-offs.......................          (185)              (64)
                                                      -----           ------
      Provision for loan losses.............            217               160
                                                      -----           -------
      Balance at end of period..............         $  448          $    416
                                                      =====           =======
      Allowance for loan losses as a
        percent of total gross loans
        outstanding.........................            1.1%              1.1%
                                                      =====           =======
      Allowance for loan losses as a
        percent of total non-performing
        loans...............................           45.4%            138.2%
                                                      =====           =======
      Ratio of net charge-offs to
        average loans outstanding...........            .45%              0.2%
                                                      =====           =======

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

                                                                    December 31,
                                        -------------------------------------------------------------------
                                                       2003                               2002
                                        --------------------------------    -------------------------------
                                        Amortized Cost      Fair Value      Amortized Cost      Fair Value
                                        --------------     -------------    --------------    -------------
                                                                   (In Thousands)
    Available for sale:
      U.S. Government Agency
    obligations........................      $   --            $    --          $ 1,100          $ 1,100
      Mortgage-backed Securities.......         542                551              803              821
                                             ------            -------          -------          -------
        Total available for sale.......      $  542            $   551          $ 1,903          $ 1,921
                                              =====            =======          =======          =======

      The following table sets forth the amount of Heritage Bank's securities which mature during each of the periods indicated and the weighted average yields for each range of maturities at December 31, 2003. The amounts reflect fair value of Heritage Bank's securities at December 31, 2003.

                                                                      Contractually Maturing
                                ---------------------------------------------------------------------------------------------------
                                           Weighted                Weighted               Weighted               Weighted
                                1 Year      Average                 Average     5-10       Average    Over 10    Average
                                or Less      Yield    1-5 Years      Yield      Years       Yield      Years      Yield      Total
                                -------    --------   ---------    --------   --------   ---------    --------   --------   -------
                                                                     (In Thousands)
U.S. Government Agency
  obligations................    $  --        --%       $              --%     $  --          --%      $  --        --%      $  --
  Mortgage-backed securities.      535        4.3           8         8.7          5         8.6           3       8.6         551
                                 -----                  -----                  -----                    ----                 -----
    Total securities
available
      for sale...............    $ 535                  $   8                  $   5                   $   3                 $  551
                                 =====                  =====                  =====                   =====                 ======

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

      The mortgage-backed securities of Heritage Bank consist of Government National Mortgage Association securities, Federal Home Loan Mortgage Corporation securities and Federal National Mortgage Association securities. The Government National Mortgage Association is a government agency within the Department of Housing and Urban Development which is intended to help finance government-assisted housing programs. Government National Mortgage Association securities are backed by loans insured by the Federal Housing Administration, or guaranteed by the Veterans Administration, and the timely payment of principal and interest on Government National Mortgage Association securities are guaranteed by the Government National Mortgage Association and backed by the full faith and credit of the U.S. Government. The Federal Home Loan Mortgage Corporation is a private corporation chartered by the U.S. Government. The Federal Home Loan Mortgage Corporation issues participation certificates backed principally by conventional mortgage loans. The Federal Home Loan Mortgage Corporation guarantees the timely payment of interest and the ultimate return of principal on participation certificates. The Federal National Mortgage Association is a private corporation chartered by the U.S. Congress with a mandate to establish a secondary market for mortgage loans. The Federal National Mortgage Association guarantees the timely payment of principal and interest on Federal National Mortgage Association securities. Neither the Federal Home Loan Mortgage Corporation nor the Federal National Mortgage Association securities are backed by the full faith and credit of the United States.

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

      Heritage Bank obtains deposits primarily from residents of Texas. Heritage Bank currently does, from time to time, solicit deposits from outside Texas but does not pay fees to brokers to solicit funds for deposit. At December 31, 2003, Heritage Bank had $3.9 million in brokered deposits.

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

      The following table shows the distribution of and certain other information relating to Heritage Bank's deposits by type as of the dates indicated.

                                                             December 31,
                                             ----------------------------------------------
                                                     2003                    2002
                                             ----------------------  ----------------------
                                                         Percent of               Percent of
                                              Amount      Deposits     Amount      Deposits
                                             ---------    ---------  ----------   ---------
                                                        (Dollars in Thousands)
Transaction accounts:
  Demand deposits.........................    $ 4,899        12.4%     $ 3,381         9.9%
 Money market.............................      3,991        10.1        2,518         7.4
  Savings deposits........................      1,521         3.9        1,589         4.7
                                              -------      ------     --------      ------
    Total short term accounts.............     10,411        26.4        7,488        22.0
                                              -------      ------     --------      ------
Certificate accounts:
   1.0% - 1.99%...........................     12,458        31.5        5,122        15.0
   2.0% - 2.99%...........................      6,318        16.0       10,775        31.6
  3.0% - 3.99%............................      5,660        14.3        2,884         8.4
  4.0% - 4.99%............................      3,234         8.2        2,350         6.9
  5.0% - 5.99%............................        730         1.8        2,447         7.1
  6.0% - 6.99%............................        721         1.8        3,068         9.0
                                               ------      ------      -------      ------
    Total certificate accounts............     29,121        73.6       26,646        78.0
                                              -------      ------     --------      ------
      Total deposits......................    $39,532       100.0%    $ 34,134       100.0%
                                              =======      ======     ========      ======

      The following table sets forth the savings activities of Heritage Bank during the periods indicated.

                                                   Year Ended December 31,
                                                 --------------------------
                                                    2003            2002
                                                 ---------        --------
                                                        (In Thousands)

Total deposits at beginning of period.......      $  1,589        $  1,837
   Net (withdrawals)........................          (72)           (264)
Interest credited...........................             4              16
                                                   -------        --------
  Total deposits at end of period...........      $  1,521        $  1,589
                                                  ========        ========

      The following table shows the interest rate and maturity information for Heritage Bank's certificates of deposit at December 31, 2003.

                                                         Maturity Date
                     -----------------------------------------------------------------------------------------
 Interest Rate       One Year or Less       Over 1-2 Years      Over 2-3 Years      Over 3 Years         Total
----------------     ----------------       --------------      --------------      ------------         -----
                                                          (In Thousands)

1.0% - 1.99%            $   10,869            $   1,288          $     301          $     --         $  12,458
2.0% - 2.99%                 2,193                2,251              1,765               109             6,318
3.0% - 3.99%                   864                  897              1,154             2,745             5,660
4.0% - 4.99%                   699                  123                 99             2,313             3,234
5.0% - 5.99%                   560                   30                 81                59               730
6.0% - 6.99%                   721                   --                 --                --               721
                         ---------             --------           --------           -------          --------
  Total                 $   15,906            $   4,589          $   3,400          $  5,226         $  29,121
                         =========             ========           ========           =======          ========

      As of December 31, 2003, the aggregate amount of outstanding time certificates of deposit at Heritage Bank in amounts greater than or equal to $100,000, was approximately $4.7 million. The following table presents the maturity of these time certificates of deposit at such dates.

                                                         December 31, 2002
                                                       ---------------------
                                                           (In Thousands)

3 months or less.......................................     $   1,484
Over 3 months through 12 months........................         2,018
Over 1 year through 3 years............................           507
Over 3 years...........................................           732
                                                             --------
                                                            $   4,741

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

      The following table shows certain information regarding the short-term borrowings of Heritage Bank at or for the dates indicated:

                                                     At or for the Year Ended December 31,
                                                     -------------------------------------
                                                           2003                 2002
                                                     ----------------       ---------------
                                                              (Dollars In Thousands)
      FHLB open line of credit:
        Average balance outstanding................     $   4,267           $  3,513
        Maximum amount outstanding at any
          month-end during the period...............        5,400               5,400
        Balance outstanding at end of period........    $   4,112           $   5,400
        Average interest rate during the period.....         3.7%                 4.0%
        Weighted average interest rate at end of
          period....................................         3.6%                 4.7%

      At December 31, 2003, Heritage Bank had $4.1 million of Federal Home Loan Bank advances secured by mortgage loans aggregating $10.6 million. The residual of the borrowings were secured by certain real estate and small business loans in conjunction with a blanket loan security agreement between Heritage Bank and the Federal Home Loan Bank. Of the total Federal Home Loan Bank borrowings at December 31, 2003, $3.75 million contractually mature in 2004 and $362,000 contractually mature in 2005. If these advances mature or are called in a rising interest rate environment, Heritage Bank may be required to replace these advances with higher rate advances.

Subsidiaries

      At December 31, 2003, the Company's wholly-owned subsidiary, Heritage Bank had one subsidiary, TFS Investment Corporation. TFS Investment Corporation was established in 1995 for the purpose of constructing single-family residences for resale. At December 31, 2003, TFS Investment Corporation had 17 lots for resale with a cost basis of $34,000. Additionally, at December 31, 2003, TFS Investment Corporation held undeveloped land with a cost basis of $205,000.

Total Employees

      Heritage Bank had 24 full-time employees and four part-time employees at December 31, 2003. None of these employees are represented by a collective bargaining agent, and Heritage Bank believes that it enjoys good relations with its personnel.

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

Regulation

      The following discussion of certain laws and regulations which are applicable to Heritage and Heritage Bank, as well as descriptions of laws and regulations contained elsewhere herein, summarizes the aspects of such laws and regulations which are deemed to be material to Heritage Bancshares, Inc., and Heritage Bank. However, the summary does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

   Heritage Bancshares, Inc.

      Holding Company Acquisitions. Heritage is a savings and loan holding company within the meaning of the Home Owners' Loan Act, as amended (the "HOLA") and has registered with the OTS. Federal law generally prohibits a company, without prior OTS approval, from acquiring the ownership or control of any savings bank electing to be subject to its provisions. Under the HOLA, Heritage is subject to periodic examination by the OTS and is required to file periodic reports of its operations and such additional information as the OTS may require. Because Heritage Bank is chartered under Texas law, Heritage is also subject to registration with, and regulation by, the Texas Savings and Loan Commissioner ("Commissioner") under the Texas Savings Bank Act.

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

      In addition to activities permitted for financial holding companies, Heritage as a savings and loan holding company, is also permitted to (1) furnish or perform management services for Heritage Bank, (2) conduct an insurance agency and escrow business, (3) hold, manage or liquidate assets owned or acquired from Heritage Bank, (4) hold or manage properties used or occupied by Heritage Bank, (5) act as a trustee under a deed of trust and (6) engage in any activity permissible for a multiple savings and loan holding company as of March 5, 1987 (including various real estate management and development activities). In addition, a savings and loan holding company may engage in activities that the Federal Reserve Board permits for bank holding companies. These activities include operating a mortgage company, finance company, credit card company, factoring company, trust company or savings association; performing certain data processing operations; providing limited securities brokerage services; acting as an investment or financial advisor; acting as an insurance agent for certain types of credit-related insurance; leasing personal property on a full-payout, non-operating basis; providing tax planning and preparation services; operating a collection agency; and providing certain courier services.

      Heritage Bank

      General. Heritage Bank is a Texas-chartered savings bank, the deposit accounts of which are insured by the SAIF of the FDIC. As a SAIF insured, Texas-chartered savings bank, the Heritage Bank is subject to the examination, supervision, reporting and enforcement requirements of the Department, as the chartering authority for Texas savings banks, and the FDIC, as administrator of the SAIF, and to the statutes and regulations administered by the Department and the FDIC governing such matters as capital standards, mergers, establishment of branch offices, subsidiary investments and activities and general investment authority. Heritage Bank is required to file reports with the Department and the FDIC concerning its activities and financial condition and will be required to obtain regulatory approvals prior to entering into certain transactions, including mergers with, or acquisitions of, other financial institutions.

      The Department and the FDIC have extensive enforcement authority over Texas-chartered savings banks, such as Heritage Bank. This enforcement authority includes, among other things, the ability to issue cease-and-desist or removal orders, to assess civil money penalties and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe and unsound practices.

      The Department has established a schedule for the assessment of "supervisory fees" upon all Texas savings banks to fund the operations of the Department. These supervisory fees are computed on the basis of each savings bank's total assets (including consolidated subsidiaries) and are payable at the end of each calendar quarter. A schedule of fees has also been established for certain filings made by Texas savings banks with the Department. The Department also assesses fees for examinations conducted by the Department's staff, based upon the number of hours spent by the staff performing the examination. During the year ended December 31, 2003, Heritage Bank incurred approximately $5,200 in supervisory fees and expenses.

      Insurance of Accounts. The deposits of Heritage Bank are insured to the maximum extent permitted by the SAIF, which is administered by the FDIC. As insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the FDIC. The FDIC also has the authority to initiate enforcement actions against Heritage Bank.

      SAIF insured institutions are assigned to one of three capital groups which are based solely on the level of an institution's capital--"well capitalized," "adequately capitalized," and "undercapitalized." These capital levels are defined in the same manner as under the prompt corrective action system discussed below. These three groups are then divided into three subgroups which reflect varying levels of supervisory concern, from those banks which are considered to be healthy to those which are considered to be of substantial supervisory concern. The matrix so created results in nine assessment risk classifications, with rates ranging from zero for well capitalized, healthy institutions to .27% for undercapitalized institutions with substantial supervisory concerns. The insurance premium for Heritage Bank for 2003 was approximately $5,825. The SAIF is required by law to maintain a reserve ratio of 1.25% of insured deposits.

      The FDIC may terminate the deposit insurance of any insured depository institution, including Heritage Bank, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is not aware of any existing circumstances which would result in termination of Heritage Bank's deposit insurance.

      Capital Requirements. The FDIC has promulgated regulations and adopted a statement of policy regarding the capital adequacy of state-chartered banks which, like Heritage Bank, are not members of the Federal Reserve System. The FDIC's capital regulations establish a minimum 3.0% Tier 1 leverage capital requirement for the most highly-rated state-chartered, non-member banks, with an additional cushion of at least 100 to 200 basis points for all other state-chartered, non-member banks, which effectively will increase the minimum Tier 1 leverage ratio for such other banks to 4.0% to 5.0% or more. Under the FDIC's regulation, highest-rated banks are those that the FDIC determines are not anticipating or experiencing significant growth and have well diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and, in general, which are considered a strong banking organization, rated composite 1 under the Uniform Financial Institutions Rating System. Leverage or core capital is defined as the sum of common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, and minority interests in consolidated subsidiaries, minus all intangible assets other than certain qualifying supervisory goodwill, and certain purchased mortgage servicing rights and purchased credit and relationships.

      The FDIC also requires that savings banks meet a risk-based capital standard. The risk-based capital standard for savings banks requires the maintenance of total capital which is defined as Tier 1 capital and supplementary (Tier 2 capital) to risk weighted assets of 8%. In determining the amount of risk-weighted assets, all assets, plus certain off balance sheet assets, are multiplied by a risk-weight of 0% to 100%, based on the risks the FDIC believes are inherent in the type of asset or item.

      The components of Tier 1 capital are equivalent to those discussed above under the 3% leverage standard. The components of supplementary (Tier 2) capital include certain perpetual preferred stock, certain mandatory convertible securities, certain subordinated debt and intermediate preferred stock and general allowances for loan and lease losses. Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital. At December 31, 2003, Heritage Bank met each of its capital requirements.

      A bank which has less than the minimum leverage capital requirement must, within 60 days of the date as of which it fails to comply with such requirement, submit to its FDIC regional director for review and approval a reasonable plan describing the means and timing by which the bank shall achieve its minimum leverage capital requirement. A bank which fails to file such plan with the FDIC is deemed to be operating in an unsafe and unsound manner and could subject the bank to a cease-and-desist order from the FDIC. The FDIC's regulation also provides that any insured depository institution with a ratio of Tier 1 capital to total assets that is less than 2.0% is deemed to be operating in an unsafe or unsound condition pursuant to Section 8(a) of the Federal Deposit Insurance Act ("FDIA") and is subject to potential termination of deposit insurance. However, such an institution will not be subject to an enforcement proceeding thereunder solely on account of its capital ratios if it has entered into and is in compliance with a written agreement with the FDIC to increase its Tier 1 leverage capital ratio to such level as the FDIC deems appropriate and to take such other action as may be necessary for the institution to be operated in a safe and sound manner. The FDIC capital regulation also provides, among other things, for the issuance by the FDIC or its designee(s) of a capital directive, which is a final order issued to a bank that fails to maintain minimum capital to restore its capital to the minimum leverage capital requirement within a specified time period. Such directive is enforceable in the same manner as a final cease-and-desist order.

      At December 31, 2003, Heritage Bank exceeded all of its regulatory capital requirements, with Tier 1, total risk-based and leverage capital ratios of 15.5%, 16.6% and 11.9%, respectively. The following table sets forth Heritage Bank's compliance with the above-described capital requirements as of December 31, 2003.

                                                                                   Total
                                                                  Tier 1         Risk-Based         Leverage
                                                                Capital(1)        Capital            Capital
                                                              ------------------------------------------------
                                                                              (Dollars in Thousands)

Capital under generally accepted accounting principles:          $  6,420          $  6,420         $  6,420
                                                                  =======           =======          =======

Regulatory capital                                                  6,175             6,623            6,175
Minimum required regulatory capital(2)                              1,594             3,187            2,070
                                                                  -------           -------          -------
Excess regulatory capital                                           4,581             3,436            4,175
                                                                  =======           =======          =======

Regulatory capital as a percentage                                   15.5%             16.6%            11.9%
Minimum capital required as a percentage(2)                           4.0%              8.0%             4.0%
Regulatory capital as a percentage in excess of requirements         11.5%              8.6%             7.9%

----------------

(1) Does not reflect the 4.0% requirement to be met in order for an institution to be "adequately capitalized." See "- Prompt Corrective Action."

(2) Tier 1 capital and total risk-based capital are computed as a percentage of adjusted risk-weighted assets of $39.8 million. Leverage capital is computed as a percentage of average total assets of $51.8 million.

      Under the Texas Savings Bank Act, Heritage Bank must maintain minimum capital as prescribed by the Commissioner in an amount not less than the regulatory capital required for national banks. A national bank must maintain Tier 1 capital in an amount equal to at least 3.0% of adjusted total assets, and at least 8.0% of risk-based capital. The Department may establish higher minimums based upon Heritage Bank's history, management or earnings prospects.

      Restrictions on Transactions With Affiliates. Transactions between a savings bank, such as Heritage Bank, and its "affiliates" are subject to quantitative and qualitative restrictions under Sections 23A and 23B of the Federal Reserve Act, FDIC regulations and Regulation W as promulgated by the Board of Governors of the Federal Reserve System as if Heritage Bank were a member of the Federal Reserve System. Heritage is an affiliate of Heritage Bank as defined in the Federal Reserve Act and FDIC Regulations.

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

      Liquidity. Heritage Bank must maintain investments in liquid assets equal to at least 10% of its average daily deposits for the most recently completed calendar quarter. Liquid assets for these purposes include cash, balances in a Federal Reserve Bank or Federal Home Loan Bank, and readily marketable investments, including unencumbered federal government sponsored enterprises securities.

      Dividends. Under the Texas Savings Bank Act, dividends may be declared when out of current and retained income.

      Prompt Corrective Action. Under the "Prompt Corrective Action" provisions of the FDIA, the federal banking agencies have established five capital categories ("well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized"). The prompt corrective action provisions of the FDIA, and the regulations promulgated thereunder, require certain mandatory actions and authorize other discretionary actions to be taken by the appropriate federal banking agency with respect to institutions in the three undercapitalized categories, with the nature and extent of such action dependent primarily on the category in which the institution is placed.

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

      At December 31, 2003, Heritage Bank was deemed a "well capitalized" institution for purposes of the above regulations and as such is not subject to the above mentioned restrictions.

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

      Community Reinvestment Act and the Fair Lending Laws. Heritage Bank has a responsibility under the Community Reinvestment Act of 1977 and related regulations of the FDIC to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In addition, the Equal Credit Opportunity Act and the Fair Housing Act (together, the "Fair Lending Laws") prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. An institution's failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in regulatory restrictions on its activities. Failure to comply with the Fair Lending Laws could result in enforcement actions by the FDIC, as well as the Department of Justice.

      Qualified Thrift Lender Test. As a Texas-chartered savings bank, Heritage Bank is required to comply with the qualified thrift lender or QTL test pursuant to Section 92.204 of the Texas Finance Code. Additionally, for Heritage to register as a savings and loan holding company, Heritage Bank is required to meet the QTL test under OTS regulations. Heritage Bank can comply with the QTL test either by qualifying as a domestic building and loan association as defined in the Internal Revenue Code of 1986, as amended (the "Code"), or by meeting the second prong of the QTL test set forth in the HOLA, as described below.

      Under the "domestic building and loan" test, Heritage Bank must meet a supervisory test, a business operations test, and an asset composition test which requires that 60% of total assets must consist of cash, United States obligations, share loans, and loans secured by residential real estate. Heritage Bank meets the definition of a "domestic building and loan association" under this test.

      Currently, the prong of the QTL test that is not based on the Internal Revenue Code requires that 65% of Heritage Bank's "portfolio assets" (as defined) consist of certain housing and consumer-related assets on a monthly average basis in nine out of every 12 months. Assets that qualify without limit for inclusion as part of the 65% requirement include:

   o loans made to purchase, refinance, construct, improve or repair domestic residential housing;

   o  home equity loans;

   o  most mortgage-backed securities;

   o  stock issued by the Federal Home Loan Bank of Dallas; and

   o  direct or indirect obligations of the FDIC.

      In addition, the following assets, among others, may be included in meeting the test subject to an overall limit of 20% of Heritage Bank's portfolio assets: 50% of residential mortgage loans originated and sold within 90 days of origination; 100% of consumer loans; and stock issued by the FHLMC or the FNMA. Portfolio assets consist of total assets minus the sum of (1) goodwill and other intangible assets, (2) property used by the savings institution to conduct its business, and (3) liquid assets up to 20% of the institution's total assets. At December 31, 2003, the qualified thrift investments of Heritage Bank were approximately 102% of its portfolio assets.

      Federal Home Loan Bank System. Heritage Bank is a member of the Federal Home Loan Bank of Dallas, which is one of 12 regional Federal Home Loan Banks that administers the home financing credit function of savings institutions. Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the Federal Home Loan Bank System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the Federal Home Loan Bank. At December 31, 2003, Heritage Bank had $4.1 million of Federal Home Loan Bank advances. See Note 10 to Consolidated Financial Statements.

      As a member, Heritage Bank is required to purchase and maintain stock in the Federal Home Loan Bank of Dallas in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans or similar obligations at the beginning of each year. At December 31, 2003, Heritage Bank had $493,000 in Federal Home Loan Bank stock, of which $268,000 was the minimum required for compliance with this requirement.

      The Federal Home Loan Banks are required to provide funds for the resolution of troubled savings institutions and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of Federal Home Loan Bank dividends paid in the past and could do so in the future. These contributions also could have an adverse effect on the value of Federal Home Loan Bank stock in the future. The dividend yield on Heritage Bank's Federal Home Loan Bank stock was 2.25% in 2003 and 2.7% in 2002.

      Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. No reserve is required to be maintained on the first $6.6 million of transaction accounts, reserves of 3% were required to be maintained for amounts up to $45.4 million of net transaction accounts, and a reserve of $1.2 million plus 10% against net transaction accounts above this amount. The above dollar amounts and percentages are subject to periodic adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or a noninterest-bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce an institution's earning assets and constrain its ability to lend.

      Other Matters. Additional legislative and administrative actions affecting the banking industry may be considered by the United States Congress, the state legislatures, and various regulatory agencies, including those referred to above. It cannot be predicted with certainty whether such legislative or administrative action will be enacted or to the extent to which the banking industry in general or Heritage and Heritage Bank in particular would be affected.

Item 2.     Description of Property.

      The following table sets forth certain information with respect to the Bank's offices at December 31, 2003.

                                                                      Net Book             Amount of
                                                                      Value of            Deposits at
Description/Address                               Leased/Owned        Property         December 31, 2003
-------------------                               ------------        ---------        -----------------
                                                                            (In Thousands)

102 West High Street                                  Owned              $241                 $39,432
Terrell, Texas  75160

3101 Joe Ramsey Boulevard, Suite 104                  Leased              $0                   $100
Greenville, Texas  75401

210 West Nash Street                                  Leased              $1                    $0
Terrell, Texas  75160

      Additionally, the Company owns a parcel of land located in Terrell, Texas with a cost basis of $1.037 million which is held for future development.


Item 3.     Legal Proceedings.

         There are no material legal proceedings to which the Company is a party or to which any of their property is subject.


Item 4.     Submission of Matters to a Vote of Security Holders.

         Not applicable.

                                     PART II

Item 5.     Market for Common Equity and Related Stockholder Matters.

      The common stock of Heritage Bancshares, Inc. is listed for quotation on the OTC Bulletin Board under the symbol "HRGB.OB." The following table shows the high and low bid prices for Heritage's common stock for each fiscal quarter of the Company's fiscal years ended 2003 and 2002 following the Company's completion of its initial stock offering in February 2002. The high and low bid prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                              High                Low
                                          -----------         -----------
Year ended December 31, 2003
     First quarter                        $   14.25           $  12.25
     Second quarter                           14.44              13.00
     Third quarter                            13.70              12.85
     Fourth quarter                           13.97              12.90

Year ended December 31, 2002
     First quarter                        $   11.85           $  11.05
     Second quarter                           12.80              11.68
     Third quarter                            12.65              12.00
     Fourth quarter                           12.75              10.00


      As of March 25, 2004, there were 168 stockholders of record and 473,248 shares of common stock outstanding.

Dividend Policy

      Heritage has never declared or paid cash dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future. Heritage presently expects that it will retain all future earnings, if any, for use in its business.


Equity Compensation Plan Information

       The following table summarizes as of December 31, 2003, certain information about equity awards to our employees, officers, directors and other persons under our equity compensation plans.

                                                             (a)                         (b)                         (c)
                                                             ---                         ---                         ---
                                                                                                             Number of securities
                                                                                                           remaining available for
                                                  Number of securities to be        Weighted-average    future issuance under equity
                                                   issued upon exercise of        exercise price of           compensation plans
                                                     outstanding options,        outstanding options,       (excluding securities
                                                     warrants and rights          warrants and rights       reflected in column (a))
                                                  --------------------------     ---------------------   ---------------------------

Plan category
Equity compensation plans approved by
security holders                                             --                  $        --                      68,804
Equity compensation plans not approved by
security holders                                             --                  $        --                          --
Total                                                        --                  $        --                      68,804

Item 6.     Management's Discussion and Analysis or Plan of Operation

      General

      On July 25, 2001, the Board of Directors of Heritage Savings Bank, SSB (the "Savings Bank") adopted a Plan of Conversion, subject to necessary approvals, to convert from a Texas chartered mutual savings bank to a Texas chartered stock savings bank with the concurrent issuance of its capital stock to a holding company. In September 2001, Heritage Bancshares, Inc. ("Heritage" or the "Company") was incorporated.

      Heritage completed its stock offering in February 2002. Heritage sold 491,468 shares of common stock with net proceeds of approximately $4.5 million. Heritage became the holding company for the Savings Bank on February 22, 2002. Because Heritage had no results of operations prior to February 2002, all the following financial information and related discussion presented prior to February 2002 is for the Savings Bank and its subsidiary on a consolidated basis.

      The Savings Bank changed its name to Heritage Bank, SSB ("Heritage Bank") effective May 17, 2002.

"Safe Harbor" Statement

      In addition to historical information, forward-looking statements are contained herein that are subject to risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause future results to vary from current expectations, include, but are not limited to, the impact of economic conditions (both generally and more specifically in the markets in which the Company operates), the impact of competition for the Company's customers from other providers of financial services, the impact of government legislation and regulation (which changes from time to time and over which the Company has no control), and other risks detailed in this Annual Report on Form 10-KSB and in the Company's other Securities and Exchange Commission filings. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements, to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission.

Exposure to Changes in Interest Rates

      The ability to maintain net interest income depends upon earning a higher yield on assets than the rates paid on deposits and borrowings and sustaining this positive interest rate spread during fluctuations in prevailing interest rates. Interest rate sensitivity is a measure of the difference between amounts of interest-earning assets and interest-bearing liabilities which either reprice or mature within a given period of time. The difference, or the interest rate repricing "gap," provides an indication of how an institution's interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities, and is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets. Generally, during a period of rising interest rates, a negative gap within shorter maturities would adversely affect net interest income, while a positive gap within shorter maturities would result in an increase in net interest income. During a period of falling interest rates, a negative gap within shorter maturities would result in an increase in net interest income while a positive gap within shorter maturities would have the opposite effect. As of December 31, 2003, the amount of the Company's interest-earning assets which were estimated to mature or reprice within one year exceeded the Company's interest-bearing liabilities with the same characteristics by $7.583 million or 14.6% of the Company's total assets.

      Quantitative Analysis. The following table summarizes the anticipated maturities or repricing of the Company's interest-earning assets and interest-bearing liabilities as of December 31, 2003, based on the information and assumptions set forth in the notes to the table.

                                                                               More Than
                                       Within      Three to      More Than    Three Years
                                        Three       Twelve      One Year to     to Five      Over Five
                                       Months       Months      Three Years      Years         Years       Total
                                     -----------  -----------  -------------  ------------  -----------  ----------
                                                                 (Dollars In Thousands)

Interest-earning assets:
  Loans (1) ..................       $  17,759    $   4,198      $  4,974     $    5,885    $   9,086    $ 41,902
  Investment securities(2)....             348          180             3             --           20         551
  Other(3)....................           5,433           --           335             --          189       5,957
                                     ---------    ---------      --------     ----------    ---------    --------
    Total interest-earning
      assets..................          23,540        4,378         5,312          5,885        9,295      48,410
                                     ---------    ---------      --------     ----------    ---------    --------

Interest-bearing liabilities:
  Certificates of deposit.....           7,162        8,744         7,990          1,576        3,649      29,121
  Other deposits(4)...........             170          509         1,159            971        3,971       6,780
  Borrowings..................              --        3,750           362             --           --       4,112
                                     ---------    ---------      --------     ----------    ---------    --------
    Total interest-bearing
      Liabilities.............           7,332       13,003         9,511          2,547        7,620      40,013
                                     ---------    ---------      --------     ----------    ---------    --------

Excess (deficiency) of
  interest-earning assets
  over interest-bearing
  liabilities.................          16,208      (8,625)        (4,199)         3,338        1,675       8,397
                                     ---------    ---------      --------     ----------    ---------    --------

Cumulative excess (deficiency)
  of interest-earning assets
  over interest-bearing
  liabilities.............           $  16,208    $   7,583      $  3,384     $    6,722    $   8,397    $  8,397
                                     =========    =========      ========     ==========    =========    ========

Cumulative excess (deficiency)
  of interest-earning assets
  over interest-bearing
  liabilities as a percentage
  of total assets.............            31.2%        14.6%          6.5%          13.0%       16.2%        16.2%
                                     =========    =========      ========     ==========    =========    ========

----------

(1) Fixed-rate loans are included in the periods in which they are scheduled to be repaid, based on scheduled amortization, adjusted to take into account estimated prepayments. Adjustable-rate loans are included in the periods in which interest rates are next scheduled to reset, adjusted to take into account estimated prepayments.

(2)   Reflects repricing, contractual maturity or anticipated call date.

(3) Includes interest-bearing demand deposits and other interest-bearing deposits.

(4)   Adjusted to reflect a 10% annual decay rate on other deposits.

      Although interest rate sensitivity gap is a useful measurement and contributes toward effective asset and liability management, it is difficult to predict the effect of changing interest rates based solely on that measure. As a result, management also regularly reviews interest rate risk by forecasting the impact of alternative interest rate environments on net interest income and net portfolio value ("NPV"), which is defined as the net present value of the Company's existing assets, liabilities and off-balance sheet instruments, and evaluating these impacts against the maximum potential changes in net interest income and NPV. The following table presents the Company's NPV as of December 31, 2003.

                                           Net Portfolio Value
--------------------------------------------------------------------------------------------------------
                                                                         As a Percentage of PV of Assets
    Change in                                                            -------------------------------
Interest Rates in
   Basis Points
  (Rate Shock in
    Rates)(1)         $ Amount           $ Change         % Change           NPV Ratio         Change
------------------   ----------         ----------       ----------          ---------        ---------
                                              (Dollars In Thousands)

       +300             $5,575            $(617)           (10.0)%             11.8%           (0.1)%
       +200              5,747             (445)            (7.2)              12.0              0.1
       +100              5,969             (223)            (3.6)              12.1              0.2
        --               6,192                --               --              11.9               --
       -100              6,397               205              3.3              11.6            (0.3)
       -200              6,426               234              3.8              11.3            (0.6)
       -300              6,372               180              2.9              11.1            (0.8)

----------

(1) Assumes an instantaneous uniform change in interest rates at all maturities.

      Qualitative Analysis. The ability to maintain a positive "spread" between the interest earned on assets and the interest paid on deposits and borrowings can be adversely affected when market rates of interest change. The Company's actions with respect to interest rate risk and its asset/liability gap management are taken under the guidance of the Asset/Liability Committee, which presently consists of all members of the Company board. This committee meets quarterly, or as frequently as necessary, to review the current composition of assets and liabilities in light of the prevailing interest rate environment. The Company's strategies to reduce the exposure of earnings to changes in interest rates and manage the mismatch between asset and liability maturities are described below.

         The Company attempts to reduce its potential exposure to interest rate risk by:

      (1)   originating adjustable-rate loans;

      (2) originating commercial business loans with maturities of five years or less;

      (3) maintaining a portion of its investments and mortgage-backed securities with maturities or estimate average lives of less than five years;

      (4)   managing its deposits to establish stable deposit relationships;

      (5)   extending the terms of its Federal Home Loan Bank advances; and

      (6) selling newly originated fixed rate residential mortgage loans with terms to maturity over five years.

Comparison of Financial Condition at December 31, 2003 and December 31, 2002

      Total assets increased approximately $4.3 million or 9.0% to $51.9 million at December 31, 2003 compared to $47.6 million at December 31, 2002. This increase in total assets was primarily due to an increase in cash and cash equivalents of approximately $669,000 or 15.09% to $5.1 million at December 31, 2003 compared to $4.4 million at December 31, 2002, together with an increase in net loans of approximately $3.5 million partially offset by decreases (due to maturities) of $169,000 and $1.4 million in interest bearing deposits in other banks and securities available for sale, respectively. The increase in cash and cash equivalents was provided by deposit growth of approximately $5.4 million partially offset by repayments of Federal Home Loan Bank advances of $1.3 million and volume demand within the loan portfolio. Loans, net allowance for loan losses, increased $3.5 million or 9.1% to $41.5 million at December 31, 2003, as a result of increased loan demand, primarily with respect to commercial real estate loans, commercial loans, and consumer loans. Commercial real estate loans increased $3.4 million or 64.7% to $8.6 million at December 31, 2003 compared to $5.2 million at December 31, 2002. Commercial loans increased $1.4 million or 82.7% to $3.1 million at December 31, 2003 compared to $1.7 million at December 31, 2002. Consumer loans increased $197,000 or 8.3% to $2.6 million at December 31, 2003 compared to $2.4 million at December 31, 2002. This loan growth was primarily attributable to increased marketing efforts within the Company's lending area together with the additions of experienced lending officers during 2002. The allowance for loan losses as a percentage of total loans remained relatively consistent at 1.1% due to additional provisions of $217,000 during 2003 together with net charge-offs of $185,000. The change in loan mix due to the increase in commercial real estate, commercial and consumer loans did not adversely affect the allowance for loan losses due to relatively low and stable historical losses within these loan categories. Additionally, construction loans, which represent 36.1% of Heritage Bank's gross loan portfolio at December 31, 2003 are primarily for non-speculative, pre-sold, one-to-four-family residences.

      Deposits increased $5.4 million or 15.8% to $39.5 million at December 31, 2003 compared to $34.1 million at December 31, 2002. The increases were spread throughout Heritage Bank's deposit base, as demand accounts, money market accounts and certificates of deposit increased $1.5 million, $1.5 million, and $2.5 million or 44.9%, 58.5%, and 9.3%, respectively from 2002 to 2003. The increase in deposit accounts is attributable to increased marketing efforts by the Company together with accounts added which related to new loan customers.

      Total equity capital decreased approximately $353,000 or 4.5% to $7.6 million at December 31, 2003 compared to $7.9 million at December 31, 2002. The decrease was primarily attributable to a consolidated net loss of $378,000 for the year ended December 31, 2003. Total equity capital amounted to 14.6% of total assets at December 31, 2003 compared to 16.6% at December 31, 2002.

      Average Balances, Net Interest Income and Yields Earned and Rates Paid. The following tables present for the periods indicated the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the total dollar amount of interest expense on average interest-bearing liabilities and the resultant rates, and the net interest margin. The tables do not reflect any effect of income taxes. All average balances are based on average monthly balances during the periods. Heritage Bank does not believe that the monthly averages differ significantly from what the daily averages would be.

                                                                                Year Ended December 31,
                                                           -------------------------------    ------------------------------------
                                  At December 31, 2003                  2003                                2002
                                 ----------------------    -------------------------------    ------------------------------------
                                                                                  Average
                                                            Average                Yield/      Average                 Average
                                   Balance   Yield/Rate     Balance   Interest    Rate(1)      Balance     Interest  Yield/Rate(1)
                                   -------   ----------     -------   --------    -------      -------     --------  -------------

                                                                     (Dollars In Thousands)
Interest-earning assets:
  Loans(2)..................       $41,902      7.76%      $ 41,570   $ 3,251        7.82%    $ 36,104     $ 2,957       8.19%
  Investment securities.....           551      9.78          1,126        54        4.80        2,261         109       4.82
  Interest-bearing deposits
at other banks(3)...........         5,957      1.58          5,984        94        1.57        4,473         109       2.44
                                   -------     -----       --------   -------     -------     --------     -------     ------
    Total interest-earning
assets......................        48,410      7.02         48,680     3,399        6.98       42,838       3,175       7.41
                                               -----                  -------     -------                  -------     ------
Non-interest-earning assets.         3,457                    2,287                              1,748
                                    ------                 --------                           --------
    Total assets............       $51,867                 $ 50,967                           $ 44,586
                                    ======                  =======                            =======

Interest-bearing
liabilities:
  Deposits:
    Demand..................       $ 1,268      0.24       $  1,222   $     3        0.25     $  1,162     $     6       0.52
    Money market............         3,991      0.55          3,049        22        0.72        2,582          25       0.97
    Savings.................         1,521      0.26          1,617         4        0.25        1,731          16       0.92
    Certificates of Deposit.        29,121      3.04         29,938       885        2.96       25,053         949       3.79
  Advances from Federal
Home Loan Bank..............         4,112      3.87          4,283       159        3.71        3,513         142       4.04
                                   -------     -----       --------   -------     -------     --------     -------     ------
  Total interest-bearing
liabilities.................        40,013      2.68         40,109     1,073        2.68       34,041       1,138       3.34
                                               -----                  -------     -------                  -------     ------
  Non-interest-bearing
liabilities.................         4,290                    4,664                              3,299
                                   -------                 --------                           --------
    Total liabilities.......        44,303                   44,773                             37,340
  Total equity capital(4)...         7,564                    6,194                              7,246
                                   -------                 --------                           --------
    Total liabilities and
equity capital..............       $51,867                 $ 50,967                           $ 44,586
                                   =======                 ========                           ========
  Net interest-earning
assets......................       $ 8,397                 $  8,571                           $  6,303
                                   =======                 ========                           ========
  Net interest income;
   interest rate spread(5)..                    4.34%                 $ 2,326        4.31%                 $ 2,037       4.07%
                                               =====                  =======     =======                   ======     ======
  Net interest margin(6)....                                                         4.78%                               4.76%
                                                                                  =======                              ======
  Interest-earning assets to
    interest-bearing
liabilities.................                                 121.37%                             117.3%
                                                           ========                           ========

----------
(1)   Yields and rates have been annualized where appropriate.

(2)   Includes loans held for sale.

(3) Includes interest-bearing demand deposits and other interest bearing deposits.

(4)   Includes retained earnings and accumulated other comprehensive income
      (loss).

(5) Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate on interest-bearing liabilities.

(6) Net interest margin is net interest income divided by average interest-earning assets.

      Rate/Volume Analysis. The following table describes the extent to which changes in interest rates and changes in volume of interest-related assets and liabilities have affected the Company's interest income and interest expense during the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to
(i) changes in volume (change in volume multiplied by prior year rate), (ii) changes in rate (change in rate multiplied by current year volume), and (iii) total change in rate and volume. The combined effect of changes in both rate and volume has been allocated proportionately to the change due to rate and the change due to volume. In calculating this table, out of period items and adjustments have been excluded.

                                                             Year Ended December 31,
                                                 -----------------------------------------------
                                                                  2003 vs. 2002
                                                 -----------------------------------------------

                                                           Increase
                                                          (Decrease)
                                                            Due To                    Total
                                                   ------------------------          Increase
                                                      Rate          Volume          (Decrease)
                                                   ---------       --------         ---------
                                                                 (In Thousands)

Interest-earning assets:
  Loans.....................................         $(154)          $ 448           $ 294
  Investment securities.....................            (0)             55            (55)
  Interest-bearing deposits at other banks..           (52)             37            (15)
                                                     -----           -----           -----
    Total interest-earning assets...........          (206)            430             224
                                                     -----           -----           -----

Interest-bearing liabilities:
  Deposits:
    Demand..................................            (3)              0             (3)
    Money market............................            (8)              5             (3)
    Savings.................................           (11)            (1)            (12)
    Certificates of Deposit.................          (249)            185            (64)
  Advances from Federal Home Loan Bank......           (14)             31              17
                                                     -----           -----           -----
    Total interest-bearing liabilities......          (285)            220             (65)
                                                     -----           -----           -----
  Increase (decrease) in net interest income         $  79           $ 210           $ 289
                                                     =====           =====           =====

Comparison of Results of Operations for the Years Ended December 31, 2003 and 2002.

      General. Net loss and net income during the years ended December 31, 2003 and 2002 amounted to approximately $378,000 and $122,000, respectively. The decrease in net income of $500,000 from 2002 to 2003 was primarily attributable to a significant increase in noninterest expense and a less significant increase in the provision for loan loss, partially offset by increases in net interest income and noninterest income. These and other significant fluctuations in the Company's results of operations are discussed on the following pages.

      Net Interest Income. Net interest income is determined by the Company's interest rate spread (i.e., the difference between the yields earned on interest-earning assets and the rates paid on interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities. Net interest income increased $290,000 or 14.2% to $2.3 million for the year ended December 31, 2003 compared to $2.0 million for the year ended December 31, 2002. This increase was primarily due to an increase in the average interest rate spread to 4.31% for the year ended December 31, 2003 compared to 4.07% for the year ended December 31, 2002. For the same time periods, the Company's net interest margin increased from 4.76% to 4.78%.

      Interest Income. Interest income increased $224,000 or 7.1% to $3.4 million for the year ended December 31, 2003 compared to $3.2 million for the year ended December 31, 2002. This increase was primarily attributable to an increase in the average balance on loans receivable and interest bearing deposits in other banks partially offset by a decrease in the average balances of investment securities and by a decrease in the yield on all interest earning assets. The average balance of loans receivable increased from $36.1 million for the year ended December 31, 2002 to $41.6 million for the year ended December 31, 2003, an increase of $5.5 million, or 15.1%. The increase was attributable to aggressive but sound marketing strategies within the Company's lending area together with an increase in experienced lending personnel during the latter part of 2002. The average balances of investment securities decreased $1.1 million or 50.2%, while interest bearing deposits at other banks increased $1.5 million or 33.8% in 2003 compared to 2002. The decreases in investment securities is primarily attributable to management's philosophy to use maturities of such investments to fund higher yield loan growth rather than replenish such investments. The increase in interest bearing deposits in other banks is primarily attributable to excess funds made available by an increase in deposits. The average yield on earning assets decreased from 7.4% in 2002 to 7.0% in 2003, as interest rates continued their declining trend.

      Interest Expense. Interest expense decreased $66,000 or 5.8% to $1.07 million for the year ended December 31, 2003 compared to $1.1 million for the year ended December 31, 2002. While average balances of interest bearing deposits and advances from the Federal Home Loan Bank increased $6.1 million or 17.8% from $34.0 million at December 31, 2002 to $40.1 million at December 31, 2003, the average yield decreased from 3.34% to 2.68% over the same period. The most substantial rate declines were in savings accounts and certificates of deposit. The yield on savings accounts declined from 0.92% at December 31, 2002 to 0.25% at December 31, 2003, while the yield on certificates of deposits (representing 72.8% of total interest bearing liabilities at December 31, 2003) declined from 3.79% to 2.96% over the similar period. Such rate declines are consistent with economic trends and competition within the Bank's market area.

      Comparison of the Total Allowance and Related Provision for Loan Losses. At December 31, 2003, the allowance for loan losses was $448,000, or 1.1% of the total loan portfolio, compared to $416,000, or 1.1% at December 31, 2002.

      Heritage Bank experienced an overall increase in funded loans net of allowance for loan losses, from December 31, 2002 to December 31, 2003 of $3.5 million. Changes in funded loan mix were as follows: One-to-four family real estate loans increased from $11.9 million to $12.1 million, and commercial real estate loans increased from $5.2 million to $8.6 million, construction loans decreased from $17.0 million to $15.1 million and commercial loans increased from $1.7 million to $3.1 million. Management reviewed the impact on the change in loan mix in determining the adequacy of the allowance for loan losses, and has made adjustments to maintain the allowance at a level equivalent to or higher than our peers. Sixty-seven percent of the Bank's construction loans are non-speculative, pre-sold or individually owned one-to-four family residences. Additionally, consumer loans increased from $2.4 million to $2.6 million. Heritage continually monitors the effects of the general economy and real estate market on the Bank's loan portfolio.

      Heritage Bank's non-performing loans and troubled debt restructurings as a percent of total gross loans increased from 2.4% at December 31, 2002 to 4.8% at December 31, 2003. Net charge-offs for the year were $185,000 compared to $64,000 for the year ended December 31, 2002. Of the $185,000 net charge-offs incurred in 2003, $173,000 was related to fair value adjustments with respect to foreclosures on three construction loans and subsequent transfers to other real estate.

      During the year 2002, management enhanced the methodology through which the adequacy of the allowance for loan losses is calculated and has done so on a consistent basis since this date. Beginning in August 2002, management began calculating specific reserves for each classified loan by deducting estimated selling costs from the fair market value of the collateral securing each classified loan. Additionally, general allocations were made for the remainder of the portfolio (non-classified and performing loans) using percentages derived in consultation with our auditors and comparable to or greater than those used by our peers.

      Heritage Bank's ratio of net charge-offs to average loans outstanding was ..45% for the year ended December 31, 2003 compared to .18% for the year ended December 31, 2002.

      For the years ended December 31, 2003 and 2002, the provision for losses on loans amounted to $217,000 and $160,000, respectively. The increase in the provision for the year ended December 31, 2003 compared to the same period in 2002 was based on internal methodologies and assumptions relative to continued overall loan growth. While the Company cannot assure that future charge-offs and/or additional provisions will not be necessary, the Company believes that, as of December 31, 2003, its allowance for loan losses was adequate.

      Noninterest Income. Noninterest income increased $762,000 from $348,000 for the year ended December 31, 2002 to $1.1 million for the year ended December 31, 2003. Fee income and service charges increased $337,000 from 2002 to 2003 primarily as a result of yield spread premiums and origination fees generated on brokered loans. Such income amounted to $3,000 in 2002 compared to $306,000 in 2003. The increase is attributable to volume and market awareness, as the Company's two loan production offices were opened for the full year ended December 31, 2003 versus approximately three months during 2002. Gain on sales of real estate increased $458,000 from 2002 to 2003 primarily as a result of sales of residential lots by Heritage's subsidiary. The majority of income recognized on residential lot sales for the year ended December 31, 2003 were the result of two separate transactions with the same developer which aggregated $662,000.

      Noninterest Expense. Noninterest expense increased $1.7 million or 84.8% to $3.7 million for the year ended December 31, 2003 compared to $2.0 million for the same period in 2002. This increase was primarily due to an increase of $831,000 or 84.2% in compensation and benefits, a $93,000 increase in occupancy expense, and a $784,000 increase in other miscellaneous expense. Compensation expense increased due to the accrual of $408,000 related to estimated payments to be made under certain change of control agreements executed by Heritage and its key officers and to the addition of three experienced lending officers during the latter part of 2002, as well as overall staff additions. The increase in occupancy expense was due to the expansion of facilities, including the addition of two loan production offices in August and September 2002. The increase in other miscellaneous expense was primarily due to a $325,000 increase in legal and professional fees, a $285,000 increase in other real estate expenses and a $58,000 increase in advertising expense. The increase in legal and professional fees was primarily attributable to costs associated with the Company's continued defense of certain outstanding litigation which has been resolved, while the increase in other real estate expenses is attributable to an increase in the number of properties and write-downs of such properties of approximately $186,000, and the increase in advertising expense was due to marketing efforts employed by the Company to stimulate loan growth together with the addition of two loan production offices. Also included in miscellaneous expense is the accrual of fees associated with the potential sale of Heritage in the amount of $125,000.

      Income Tax Benefit. During 2003, the Company recognized $172,000 of income tax benefit which represents the effective tax rate multiplied by pretax loss, net of certain excludable items. During the year ended December 31, 2002, the Company recognized $63,000 of income tax expense representing the effective tax rate multiplied by pretax earnings.

Liquidity and Capital Resources

      The State of Texas regulations require Heritage Bank to maintain liquidity in an amount not less than 10% of an amount equal to its average daily deposits for the most recently completed calendar quarter in cash and readily marketable investments. For the quarter ended December 31, 2003 Heritage Bank's liquidity was $6.6 million with a liquidity ratio of 15.9%. Heritage Bank met the requirement in the prior three quarters.

      At December 31, 2003, the Company had outstanding commitments to extend credit in regard primarily to undisbursed construction loan proceeds of $5.3 million. In addition, as of December 31, 2003, the total amount of certificates of deposit which were scheduled to mature in the following 12 months was $15.9 million. The Company believes that it has adequate resources to fund all of its commitments and that it can adjust the rate on certificates of deposit to retain deposits in changing interest rate environments. If the Company requires funds beyond its internal funding capabilities, advances from the Federal Home Loan Bank of Dallas in the amount of $7.0 million are available at December 31, 2003 as an additional source of funds. Additionally, the Company had lines of credit available from two unrelated commercial banks in the aggregate amount of $8.0 million.

Off-Balance Sheet Arrangements, Guarantees and Contractual Obligations

      The Company's future contractual cash payments, by year are as follows:

                                         Less than        1-3          3-5          Over
                                          One Year       Years        Years       5 Years       Total
                                          --------       -----        -----       -------       -----
                                                        (In Thousands)
      Certificates and other time
           deposits .................      $15,906      $ 7,989      $ 5,226      $  --        $29,121
      Advances from Federal Home Loan
           Bank .....................        3,750          362         --           --          4,112

      ESOP obligation ...............           32           72           82          144          330

           Total ....................      $19,688      $ 8,423      $ 5,308      $ 1,441      $33,563
                                           =======      =======      =======      =======      =======


      The amount reflected above for advances from Federal Home Loan Bank represents the Company's contractual obligation. The amount reflected above for the ESOP obligation represents anticipated annual payments to fund the ESOP. Refer to Notes 11 and 16 in the Consolidated Financial Statements for further information.

      The Company's potential obligations associated with commitments to extend credit at December 31, 2003 are summarized below. Since these potential obligations may expire unused or not fully used, the amounts shown do not necessarily reflect the actual future cash funding requirements.

                                         Less than        1-3          3-5         Over
                                          One Year       Years        Years       5 Years       Total
                                          --------       -----        -----       -------       -----

                                                                  (In Thousands)

Commitments to extend credit .              $5,183       $   17       $   48       $   48       $5,296
                                            ======       ======       ======       ======       ======

      See Note 15 to the Consolidated Financial Statements for additional discussion of financial instruments with off-balance sheet risk, including a discussion of the nature, business purpose and significance of off-balance sheet arrangements.

      Heritage Bank is required to maintain regulatory capital sufficient to meet Tier 1 leverage, Tier 1 risk-based and total risk-based capital ratios of at least 4.0%, 4.0% and 8.0%, respectively. At December 31, 2003, Heritage Bank exceeded each of its capital requirements with ratios of 11.9%, 15.5% and 16.6%, respectively.

Impact of Inflation and Changing Prices

      The financial statements and related financial data presented herein have been prepared in accordance with generally accepted accounting principles, which generally require the measurement of financial position and operating results in terms of historical dollars, without considering changes in relative purchasing power over time due to inflation. Unlike most industrial companies, virtually all of the Company's assets and liabilities are monetary in nature. As a result, interest rates generally have a more significant impact on the Company's performance than does the effect of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services, since such prices are affected by inflation to a larger extent than interest rates.

Recent Accounting Standards

      In December 2002, the FASB issued Statement No. 148 (FAS 148), "Accounting for Stock-Based Compensation-Transition and Disclosure." FAS 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation" through provision of alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, it requires more prominent disclosure about the method of accounting for stock-based compensation and the effect of the method used on reported results. The provisions of FAS 148 are generally effective for fiscal years beginning after December 15, 2003.

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

      In May 2003, the FASB issued Statement No. 150 (FAS 150), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability, many of which such instruments were previously classified as equity. The provisions of FAS 150 became generally effective June 1, 2003.

      The Company's policy is to adopt recently issued accounting pronouncements as of their required effective date. With respect to adoption of FAS 149 and FAS 150 during 2003, there was no significant impact on the Company's consolidated financial statements. With respect to the planned adoption of FAS 148 during 2004, the Company does not believe that the effects of adoption will have a material impact on its consolidated financial statements.

Item 7.     Financial Statements.


             Table of Contents to Consolidated Financial Statements


                                                                                                            Page
                                                                                                            ----
Independent Auditors' Report of Payne Falkner Smith & Jones, P. C.............................................39

Consolidated Balance Sheet as of December 31, 2003 and 2002...................................................40

Consolidated Statement of Operations for the Years Ended December 31, 2003 and 2002...........................41

Consolidated Statement of Changes in Stockholders' Equity for the Years Ended
     December 31, 2003 and 2002...............................................................................42

Consolidated Statement of Cash Flows for the Years Ended December 31, 2003
     and 2002.................................................................................................43

Notes to Consolidated Financial Statements....................................................................44

                          Independent Auditors' Report



The Board of Directors
Heritage Bancshares, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheet of Heritage Bancshares, Inc. and Subsidiary (Company) as of December 31, 2003 and 2002 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heritage Bancshares, Inc. and Subsidiary as of December 31, 2003 and 2002, the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


Dallas, Texas

March 15, 2004

                      HERITAGE BANCSHARES, INC. AND SUMMARY

                           Consolidated Balance Sheet

                           December 31, 2003 and 2002

                                 (In Thousands)


                                                        2003         2002
                                                      --------    --------
     ASSETS

Cash and due from banks                               $  4,581    $  3,872
Federal funds sold                                         560         600
                                                      --------    --------
     Total cash and cash equivalents                     5,141       4,472
Interest bearing deposits in other banks                   624         793
Securities available for sale                              551       1,921
Loans, net                                              41,454      37,990
Accrued interest receivable                                214         240
Bank premises and equipment, net                         1,629         693
Other assets                                             2,254       1,491
                                                      --------    --------

     Total assets                                     $ 51,867    $ 47,600
                                                      ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                              $ 39,532    $ 34,134
Advances from Federal Home Loan Bank                     4,112       5,400
Other liabilities                                          659         149
                                                      --------    --------
     Total liabilities                                  44,303      39,683

Commitments and contingencies                               --          --

Stockholders' equity:
    Preferred stock, $.01 par value, 200,000 shares
     authorized, no shares issued or outstanding            --          --
    Common stock, $.01 par value, 1,800,000 shares
     authorized, 491,468 shares issued and 473,248
     shares outstanding                                      5           5
    Additional paid-in capital                           4,471       4,471
    Retained earnings                                    3,639       4,017
    Unearned ESOP shares                                  (330)       (361)
    Accumulated other comprehensive
     income, net of tax                                  6          12
                                                      --------    --------
                                                         7,791       8,144
    Treasury stock at cost                               (227)       (227)
                                                      --------    --------
     Total stockholders' equity                          7,564       7,917
                                                      --------    --------

     Total liabilities and stockholders' equity       $ 51,867    $ 47,600
                                                      ========    ========


          See accompanying notes to consolidated financial statements.

                    HERITAGE BANCSHARES, INC. AND SUBSIDIARY

                      Consolidated Statement of Operations

                 For the Years Ended December 31, 2003 and 2002

                                 (In Thousands)


                                                            2003      2002
                                                          -------    ------
    Interest income:
         Loans                                            $ 3,251    $2,957
         Investment securities                                 54       109
         Other                                                 94       109
                                                          -------    ------

                 Total interest income                      3,399     3,175
                                                          -------    ------

    Interest expense:
         Deposits                                             914       977
         Advances from Federal Home Loan Bank                 158       161
                                                          -------    ------

                  Total interest expense                    1,072     1,138
                                                          -------    ------

    Net interest income                                     2,327     2,037

    Provision for loan losses                                 217       160
                                                          -------    ------

    Net interest income after provision for loan losses     2,110     1,877
                                                          -------    ------

    Noninterest income:
         Fee income and service charges                       428        91
         Net gain on redemption of interest bearing
             deposits in other banks                           --         6
         Net gain on sales of real estate                     640       182
         Other                                                 42        69
                                                          -------    ------

                  Total noninterest income                  1,110       348
                                                          -------    ------

    Noninterest expense:
         Compensation and benefits                          1,818       987
         Occupancy                                            401       308
         Data processing                                      146       124
         Other                                              1,405       621
                                                          -------    ------

                  Total noninterest expense                 3,770     2,040
                                                          -------    ------

    (Loss) income before income taxes                        (550)      185

    Income tax (benefit) expense                             (172)       63
                                                          -------    ------

    Net (loss) income                                     $  (378)   $  122
                                                          =======    ======

    (Loss) earnings per share - basic and diluted           (0.80)     0.29
                                                          =======    ======


          See accompanying notes to consolidated financial statements.

                    HERITAGE BANCSHARES, INC. AND SUBSIDIARY

            Consolidated Statement of Changes in Stockholders' Equity

                 For the Years Ended December 31, 2003 and 2002

                                 (In Thousands)

                                                                                                 Accumulated
                                                                                                    Other
                                                          Additional                            Comprehensive
                                     Preferred   Common    Paid-in    Retained     Unearned         Income
                                       Stock      Stock     Capital   Earnings   ESOP Shares        (Loss)
                                     ---------   -------   --------   --------   -----------     ------------
Balance January 1, 2002               $     --   $    --   $     --    $ 3,895    $      --        $      36

Comprehensive income:
    Net income                              --        --         --        122           --               --
    Unrealized losses arising during
        the period (net of tax)             --        --         --         --           --              (24)

          Total comprehensive income

    Sale of common stock                    --         5      4,471         --         (393)              --
    Repayment of ESOP note payable          --        --         --         --           32               --
    Purchase of treasury stock              --        --         --         --           --               --

                                      --------   -------   --------   --------    ---------        ---------
Balance December 31, 2002                   --         5      4,471      4,017         (361)              12

Comprehensive loss:
    Net loss                                --        --         --       (378)          --               --
    Unrealized losses arising during
        the period (net of tax)             --        --         --         --           --               (6)


          Total comprehensive loss


    Repayment of ESOP note payable          --        --         --         --           31               --

                                      --------   -------   --------   --------    ---------        ---------
Balance December 31, 2003                  $ -       $ 5    $ 4,471    $ 3,639       $ (330)        $      6
                                      ========   =======   ========   ========    =========        =========

                                             Comprehensive
                                                Income             Treasury
                                                (Loss)               Stock             Total
                                             ------------          --------          --------
Balance January 1, 2002                                            $     --            $3,931

Comprehensive income:
    Net income                                 $      122                --               122
    Unrealized losses arising during
        the period (net of tax)                       (24)               --               (24)
                                              -----------
          Total comprehensive income           $       98
                                               ==========

    Sale of common stock                                                 --             4,083
    Repayment of ESOP note payable                                       --                32
    Purchase of treasury stock                                         (227)             (227)
                                                                   ---------         ---------
Balance December 31, 2002                                              (227)            7,917

Comprehensive loss:
    Net loss                                       $ (378)               --              (378)
    Unrealized losses arising during
        the period (net of tax)                        (6)               --                (6)
                                             -------------
          Total comprehensive loss                 $ (384)
                                              ============

    Repayment of ESOP note payable                                       --                31

                                                                   ---------         ---------
Balance December 31, 2003                                          $   (227)         $  7,564
                                                                   =========         =========


          See accompanying notes to consolidated financial statements.

                    HERITAGE BANCSHARES, INC. AND SUBSIDIARY

                      Consolidated Statement of Cash Flows

                 For the Years Ended December 31, 2003 and 2002

                                 (In Thousands)

                                                                        2003        2002
                                                                      ---------   -------
Cash flows from operating activities:
     Net (loss) income                                                $   (378)   $   122
        Adjustments to reconcile net (loss) income to
           net cash provided by operating activities:
              Depreciation                                                 156        126
              Provision for loan losses                                    217        160
              Deferred tax (benefit) expense                              (172)        63
              Write-downs of other real estate                             186         --
              Net gain on sales of real estate                            (640)      (182)
              Other gains                                                   --         (6)
              Decrease in accrued interest and other assets                559        208
              Increase in accrued interest and other liabilities           513         71
                                                                      ---------   -------

                 Net cash provided by operating activities                 441        562
                                                                      ---------   -------

Cash flows from investing activities:
     Net sales, calls and paydowns of securities available for sale     13,358      1,566
     Purchases of securities available for sale                        (11,997)    (1,600)
     Decrease in interest bearing deposits in other banks                  169        364
     Net loans originated                                               (4,808)    (7,083)
     Proceeds from sales of other real estate                            1,115         --
     Improvements to other real estate                                    (658)        --
     Net additions of property and equipment                            (1,092)      (215)
                                                                      ---------   -------

                 Net cash used by investing activities                  (3,913)    (6,968)
                                                                      ---------   -------

Cash flows from financing activities:
     Net increase in demand, money market and savings accounts           2,923      1,167
     Net proceeds from certificates of deposits                          2,475        285
     Net (decrease) increase in Advances from
     Federal Home Loan Bank                                             (1,288)     3,460
     Net proceeds from sale of common stock                                 --      4,476
     Purchase of treasury stock                                             --       (227)
     Net decrease (increase) in unearned ESOP shares                        31       (361)
                                                                      ---------   -------

                 Net cash provided by financing activities               4,141      8,800
                                                                      ---------   -------

Net increase in cash and cash equivalents                                  669      2,394

Cash and cash equivalents at beginning of year                           4,472      2,078
                                                                      ---------   -------

Cash and cash equivalents at end of year                              $  5,141    $ 4,472
                                                                      =========   =======


          See accompanying notes to consolidated financial statements.

                    HERITAGE BANCSHARES, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2003 and 2002


1.    Summary of Significant Accounting Policies

The accounting and reporting policies of Heritage Bancshares, Inc. and Subsidiary (together referred to as the Company) conform to generally accepted accounting principles and to practices generally followed within the Banking industry. The following is a description of the more significant of these policies.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Heritage Bancshares, Inc. (Heritage) and its wholly-owned subsidiary, Heritage Bank, SSB (Bank) and the Bank's wholly-owned subsidiary, TFS Investment Corporation (TFS).

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

In July 2001, the Board of Directors of the Bank adopted a Plan of Conversion, subject to regulatory approval and approval by the members of the Bank, to convert from a state chartered mutual savings bank to a state chartered stock savings bank with the concurrent issuance of its capital stock to a holding company. In September 2001, the holding company, Heritage Bancshares, Inc. was formed. The conversion was to be accomplished through the amendment of the Bank's state charter and the sale of Heritage's common stock in an amount equal to the consolidated pro forma market value of Heritage after giving effect to the conversion.

In January 2002, the Bank engaged in an offering of Heritage's stock with priority given first to the Bank's eligible account holders, then to Heritage's' Employee Stock Ownership Plan (formed in February 2002), then to other members of the Bank. In February 2002, the offering was concluded with 491,468 shares sold, proceeds received of approximately $4,915,000 and costs incurred of approximately $439,000.

With the consummation of the conversion, Heritage became the holding company of the Bank. Heritage had no results of operations prior to February 2002. Accordingly, all financial information presented prior to February 2002, will include only the Bank and its wholly owned subsidiary, TFS.

                    HERITAGE BANCSHARES, INC. AND SUBSIDIARY

Use of Estimates

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

Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses and valuation of other real estate owned. While management uses available information to recognize losses on loans and other real estate owned, future provisions may be necessary based on changes in local economic conditions. In addition, banking regulators, as an integral part of their examination process, periodically review the Company's allowance for loan and other real estate losses. They may require the Company to record additional provisions for losses based on their judgment about information available to them at the time of their examination.

A significant portion of the Company's loans are secured by real estate and related assets located in local markets. Accordingly, the ultimate collectibility of this portion of the Company's loan portfolio is susceptible to changes in local market conditions.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand, federal funds sold, and funds due from banks. For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

Investment Securities

Trading Securities

Securities that are held for short-term resale are classified as trading account securities and recorded at their fair values. Realized and unrealized gains and losses on trading account securities are included in other income.

                    HERITAGE BANCSHARES, INC. AND SUBSIDIARY

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

                    HERITAGE BANCSHARES, INC. AND SUBSIDIARY

The accrual of interest on impaired loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received.

The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries). Management's periodic evaluation of the adequacy of the allowance is based on the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions.

Fees and Costs Associated with Originating Loans

Loan origination fees, net of certain direct origination costs, are recognized as an adjustment of the related loan yield using the interest method.

Bank Premises and Equipment

Bank premises, equipment and leasehold improvements are stated at cost, less accumulated depreciation and amortization using the straight-line method. The costs of leasehold improvements are amortized over the shorter of their estimated useful lives of 3 to 10 years or the lease term. The costs of buildings and furniture, fixtures and equipment are depreciated over their estimated useful lives as follows:

          Building                                    30 years
          Furniture, fixtures and equipment           3-10 years

Other Real Estate Owned

Real estate properties acquired through or in lieu of loan foreclosure are initially recorded at the lower of the Company's cost of acquisition or the asset's fair market value that becomes the property's new basis. Costs relating to development and improvement of property are capitalized, whereas costs relating to holding property are expensed. The portion of interest costs relating to development of real estate is capitalized subject to management's evaluation of its recoverability.

Valuations are periodically performed by management, and a specific allowance for losses is established, if necessary, by means of a charge to operations if the carrying value of the property exceeds the fair value less estimated costs to sell.

                    HERITAGE BANCSHARES, INC. AND SUBSIDIARY

Earnings Per Share

Earnings per share is computed in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," which requires presentation of basic and fully diluted earnings per share (EPS) for entities with complex capital structures. Basic EPS is based on net income divided by the weighted-average number of shares outstanding during the period. Diluted EPS includes the dilutive effect of stock options granted and convertible debentures issued using the treasury stock method, and if-converted method, respectively. The Company has no potentially dilutive warrants, options or debentures and, therefore, there is no dilutive effect on EPS for all years presented.

Income Taxes

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

Financial Instruments

The Company has no derivative financial instruments at December 31, 2003 and 2002, respectively.

In the ordinary course of business the Company has entered into certain off-balance sheet financial instruments consisting of commitments to extend credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

Treasury Stock

In July 2002 and November 2002, the Company repurchased an aggregate 16,000 shares and 2,220 shares, respectively, of its outstanding common stock at a purchase price of approximately $199,000 and $28,000, respectively. The average cost per share was $12.46. The Company has chosen to account for its acquisition of treasury stock under the cost method.

Fair Values of Financial Instruments

The following methods and assumptions were used by the Company in estimating fair values of financial instruments as disclosed herein:

Cash and short term instruments

The carrying amounts of cash and short term instruments approximate their fair value.

                    HERITAGE BANCSHARES, INC. AND SUBSIDIARY

Available for sale securities

Fair values for securities excluding restricted equity securities, are based on quoted market prices. The carrying values of restricted equity securities approximate their fair value.

Loans

For variable-rate loans that reprice frequently and have no significant changes in credit risk, fair values are based on carrying values. Fair values for certain mortgage loans (for example, one-to-four family residential) and other consumer loans are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics. Fair values for commercial real estate and commercial loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for impaired loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

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

Off-balance sheet instruments

Fair values for off-balance sheet lending commitments are based on fees currently charged to enter into similar agreements taking into account the remaining terms of the agreements and the counterparties' credit standings.

Reclassification

Certain amounts previously reported have been reclassified to conform to the current format.

                    HERITAGE BANCSHARES, INC. AND SUBSIDIARY

2.    Recent Accounting Pronouncements

In December 2002, the FASB issued SFAS No. 148 (SFAS 148), "Accounting for Stock-Based Compensation-Transition and Disclosure." SFAS 148 amends SFAS
 No. 123, "Accounting for Stock-Based Compensation" through provision of alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, it requires more prominent disclosure about the method of accounting for stock-based compensation and the effect of the method used on reported results. The provisions of SFAS 148 are generally effective for fiscal years beginning after December 15, 2003.

In April 2003, the FASB issued SFAS No. 149 (SFAS 149), "Amendment of
Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The provisions of SFAS 149 are generally effective for contracts entered into or modified after June 30, 2003.

In May 2003, the FASB issued SFAS No. 150 (SFAS 150), "Accounting for
Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability, many of which such instruments were previously classified as equity. The provisions of SFAS 150 became generally effective June 1, 2003.

The Company's policy is to adopt recently issued accounting pronouncements as of their required effective date. With respect to adoption of SFAS 149 and SFAS 150 during 2003, there was no significant impact on the Company's consolidated financial statements. With respect to planned adoption of SFAS 148 during 2004, the Company does not believe that the effects of adoption will have a material impact on its consolidated financial statements.

3.    Proposed Sale of Company Stock

Effective January 14, 2004, Heritage executed a definitive Agreement and Plan of Merger (Merger Agreement) to sell 100% of its issued and outstanding common stock to an unrelated investor, subject to the approval of Heritage's stockholders. The Merger Agreement provides that at the effective time of the Merger, each share of Heritage's common stock will be converted into the right to receive cash in the amount of approximately $26.25. Additionally, the Merger Agreement provides certain conditions that could reduce the stated price by as much as $0.42 per share.

                    HERITAGE BANCSHARES, INC. AND SUBSIDIARY

4. Statement of Cash Flows

The Company has chosen to report on a net basis its cash receipts and cash payments for time deposits accepted and repayments of those deposits, loans made to members and principal collections on those loans and interest bearing deposits in other financial institutions.

The Company uses the indirect method to present cash flows from operating activities. Supplemental cash flow information at December 31, 2003 and 2002 is presented as follows (in thousands):

                                                         2003       2002
                                                       -------    -------
      Cash transactions:
           Interest expense paid                       $ 1,082    $ 1,149
                                                       =======    =======

           Interest income received                    $ 3,425    $ 3,204
                                                       =======    =======

           Federal income taxes paid                   $    --    $    --
                                                       =======    =======

      Noncash transactions:
           Net unrealized depreciation on
                securities available for sale          $    (6)   $   (24)
                                                       =======    =======

           Net additions to other real estate owned    $ 1,127    $   602
                                                       =======    =======

5. Earnings Per Share

For 2002, earnings per share is based upon the weighted average shares outstanding and results of operations after the conversion described in Note 1. The computation of (loss) earnings per share for the years ended December 31, 2003 and 2002 is as follows (in thousands, except share amounts):

                                                       2003         2002
                                                     --------     --------

      Net (loss) income                              $   (378)    $    126
                                                     ========     ========
      Average common shares outstanding               473,248      414,501
                                                     ========     ========
      Basic and diluted (loss) earnings per share    $  (0.80)    $   0.30
                                                     ========     ========

The computation of earnings per share, assuming the offering of Heritage's stock had been effective January 1, 2002 is as follows (in thousands, except share amounts):

      Net income                                                  $    122
                                                                  ========
      Average common shares outstanding                            484,518
                                                                  ========
      Basic and diluted earnings per share                        $   0.25
                                                                  ========

                    HERITAGE BANCSHARES, INC. AND SUBSIDIARY

6. Debt and Equity Securities

Debt and equity securities have been classified in the consolidated balance sheet according to management's intent. The carrying amount of securities and their approximate fair values at December 31, 2003 and 2002 are as follows (in thousands):

                                                         Gross      Gross
                                           Amortized  Unrealized  Unrealized     Fair
                                             Cost        Gains      Losses       Value
                                             ----        -----      ------       -----
Securities Available for Sale

    December 31, 2003:
    Mortgage-backed securities              $  542      $    9      $   --      $  551
                                            ------      ------      ------      ------

                                            $  542      $    9      $   --      $  551
                                            ======      ======      ======      ======

    December 31, 2002:
    U.S. Government Agency obligations      $1,100      $   --      $   --      $1,100
    Mortgage-backed securities                 803          18          --         821
                                            ------      ------      ------      ------

                                            $1,903      $   18      $   --      $1,921
                                            ======      ======      ======      ======

Proceeds from the sales of securities classified as available for sale were approximately $2,000,000 for the year ended December 31, 2003. There were no significant gross gains or gross losses realized on those sales during 2003. There were no sales of securities for the year ended December 31, 2002.

Investment securities with recorded values of approximately $599,000 were pledged as collateral for purposes required or permitted by law at December 31, 2002. There were no investment securities pledged at December 31, 2003.

                    HERITAGE BANCSHARES, INC. AND SUBSIDIARY

The amortized cost and estimated market value of debt and equity securities at December 31, 2003 are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

                                                      Amortized       Fair
                                                         Cost         Value
                                                         ----         -----

      Due in one year or less                            $  4         $  4
      Due from one year to five years                       3            3
      Due from five years to ten years                      1            1
      Due after ten years                                 534          543
                                                         ----         ----

                                                         $542         $551
                                                         ====         ====

There were no significant investment securities which were in an unrealized loss position for periods of greater or less than twelve consecutive months at December 31, 2003.

7. Loans and Allowance for Loan Losses

The composition of loans at December 31, 2003 and 2002 consisted of the following (in thousands):

                                                    2003           2002
                                                  --------       --------

      Real estate:
                Residential 1- 4 family           $ 12,145       $ 11,947
                Multi-family                           428            152
                Commercial                           8,579          5,210
                Construction & development          15,146         17,089
                                                  --------       --------

                                                    36,298         34,398
                                                  --------       --------

      Commercial business                            3,087          1,690
                                                  --------       --------

      Consumer:
                Loans secured by deposits              541            465
                Other                                2,023          1,902
                                                  --------       --------

                                                     2,564          2,367
                                                  --------       --------

                                                    41,949         38,455

      Allowance for loan losses                       (448)          (416)
      Deferred fees                                    (47)           (49)
                                                  --------       --------

                                                  $ 41,454       $ 37,990
                                                  ========       ========

                    HERITAGE BANCSHARES, INC. AND SUBSIDIARY

A summary of the activity in the allowance for loan losses for the years ended December 31, 2003 and 2002 is as follows (in thousands):

                                                        2003         2002
                                                       -----        -----

      Balance at beginning of year                     $ 416        $ 320
      Provision charged to operations                    217          160
      Loans charged-off                                 (185)         (64)
      Recoveries                                          --           --
                                                       -----        -----

      Balance at end of year                           $ 448        $ 416
                                                       =====        =====

The Company extends commercial and consumer credit loans primarily to borrowers in the state of Texas. At December 31, 2003 and 2002, substantially all of the Company's loans were collateralized with real estate, automobiles, deposits, and other assets. Although the Company has a diversified loan portfolio, its debtors' ability to honor their contracts is substantially dependent upon the general economic conditions.

Impairment of loans having recorded investments of approximately $986,000 and $301,000 at December 31, 2003 and 2002, respectively, has been recognized in conformity with FAS 114 as amended by FAS 118. The average recorded investment in impaired loans during 2003 and 2002 was approximately $644,000 and $440,000, respectively. The total allowance for loan losses related to these loans was approximately $43,000 and $17,000 at December 31, 2003 and 2002, respectively. Interest income recognized on impaired loans for payments received in 2003 and 2002 was insignificant.

The Company is not committed to lend additional funds to debtors whose loans have been modified.

8. Accrued Interest Receivable

Accrued interest receivable at December 31, 2003 and 2002 consisted of the following (in thousands):

                                                            2003      2002
                                                            ----      ----

      Loans receivable                                      $211      $219
      Mortgage-backed and related securities                   3        21
                                                            ----      ----

                                                            $214      $240
                                                            ====      ====

                    HERITAGE BANCSHARES, INC. AND SUBSIDIARY

9.       Bank Premises and Equipment

Bank premises and equipment at December 31, 2003 and 2002 is summarized as follows (in thousands):

                                                      2003          2002
                                                    -------       -------

      Land                                          $ 1,127       $    95
      Building                                          363           356
      Furniture fixtures and equipment                  673           627
                                                    -------       -------

                                                      2,163         1,078

      Less accumulated depreciation and
           amortization                                (534)         (385)
                                                    -------       -------

                                                    $ 1,629       $   693
                                                    =======       =======

10. Other Assets

Other assets at December 31, 2003 and 2002 consisted of the following (in thousands):

                                                         2003        2002
                                                        ------      ------

      Other real estate owned, net                      $1,021      $  602
      Federal Home Loan Bank and other stock               543         533
      Lots held for residential development                239         234
      Net deferred tax asset                               184          38
      Prepaid expenses                                      99          54
      Federal income taxes receivable                       88          --
      Other                                                 80          30
                                                        ------      ------

                                                        $2,254      $1,491
                                                        ======      ======

                    HERITAGE BANCSHARES, INC. AND SUBSIDIARY

11. Advances From Federal Home Loan Bank

Advances from the Federal Home Loan Bank amounted to approximately $4,112,000 and $5,400,000 at December 31, 2003 and 2002, respectively. The borrowings are collateralized by a security agreement, which requires the Company to maintain a certain level of qualified first mortgage collateral in relation to the amount of outstanding debt. The borrowings bear interest rates ranging from 3.26% to 6.99%.

At December 31, 2003, the scheduled repayments of principal due on outstanding advances are as follows (in thousands):

                                               Amount       Average Rate
                                               ------       ------------

             2004                              $3,750          3.26%
             2005                                 362          6.99%
                                               ------          ----

                                               $4,112          3.59%
                                               ======          ====

12. Deposits

Deposits at December 31, 2003 and 2002 are summarized as follows (in thousands):

                            Weighted Average Rate at

                                          2003    2002       2003       2002
                                          ----    ----    -------    -------

      Demand accounts                     0.07%   0.15%   $ 4,899    $ 3,381
      Money market                        0.55%   1.00%     3,991      2,518
      Savings                             0.27%   0.25%     1,521      1,589
                                                          -------    -------

                                                           10,411      7,488
                                                          -------    -------

      Certificates of deposit:
             1.00% to 1.99%                                12,458      5,122
             2.00% to 2.99%                                 6,318     10,775
             3.00% to 3.99%                                 5,660      2,884
             4.00% to 4.99%                                 3,234      2,350
             5.00% to 5.99%                                   730      2,447
             6.00% to 6.99%                                   721      3,068
                                                          -------    -------

                                                           29,121     26,646
                                                          -------    -------

      Total deposits                                      $39,532    $34,134
                                                          =======    =======

                    HERITAGE BANCSHARES, INC. AND SUBSIDIARY

At December 31, 2003, scheduled maturities of certificates of deposit are as follows (in thousands):

                                                 Amount  Average Rate
                                                 ------  ------------

            2004                                $15,906     2.14%
            2005                                  4,589     2.63%
            2006                                  3,400     2.85%
            2007                                  1,577     4.31%
            2008                                  3,649     3.76%
                                                -------     ----

                                                $29,121     2.50%
                                                =======     ====

Interest expense on deposits is summarized as follows (in thousands):

                                                     2003       2002
                                                     ----       ----

            Demand deposits                          $  3       $  6
            Money market                               22         25
            Savings                                     4         16
            Certificates of deposit                   885        930
                                                     ----       ----

                                                     $914       $977
                                                     ====       ====

13. Income Taxes

The (benefit) provision for income tax for the years ended December 31, 2003 and 2002 consisted of the following (in thousands):

                                                     2003       2002
                                                    -----      -----

            Income tax (benefit) expense:
            Current                                 $  --      $  --
            Deferred                                 (172)        63
                                                    -----      -----

            Income tax expense                      $(172)     $  63
                                                    =====      =====

                    HERITAGE BANCSHARES, INC. AND SUBSIDIARY

A reconciliation of the expected (benefit) provision based on the federal statutory rate of 34% to the (benefit) provision for federal income taxes is as follows (in thousands):

                                           2003       %        2002      %
                                          -----     -----     -----    -----

      Taxes based on statutory rate       $(187)    (34.0)    $  63     34.0
      Net non-deductible expenses             3       0.5        --       --
      Other                                  12       2.2        --       --
                                          -----     -----     -----    -----

                                          $(172)    (31.3)    $  63     34.0
                                          =====     =====     =====    =====

Deferred income taxes reflect the net tax effects of temporary differences between the recorded amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company's deferred tax assets and liabilities as of December 31, 2003 and 2002 are as follows (in thousands):

                                                                   2003    2002
                                                                   ----    ----
      Deferred tax assets:
           Net operating loss carryforward                         $ 60    $  3
           Allowance for loan losses                                120     109
           Deferred loan fees, gains and accruals                   202      55
           Other                                                      5       6
                                                                   ----    ----

               Total deferred tax assets                            387     173
                                                                   ----    ----

      Deferred tax liabilities:
           FHLB stock dividends                                      41      37
           Bank premises & equipment                                 44      15
           Accrual to cash adjustment                                86      77
           Net unrealized gain on available for sale securities       3       6
                                                                   ----    ----

               Total deferred tax liabilities                       174     135
                                                                   ----    ----

               Net deferred tax asset                              $213    $ 38
                                                                   ====    ====

At December 31, 2003 and 2002, the Company had net operating loss carryforwards for federal income tax purposes of approximately $175,000 and $8,000, respectively, that will expire beginning in 2019.

Included in other assets at December 31, 2003 and 2002, are net deferred tax assets of approximately $213,000 and $38,000, respectively.

                    HERITAGE BANCSHARES, INC. AND SUBSIDIARY

14. Related Party Transactions

In the ordinary course of business, the Company has and expects to continue to have transactions with its executive officers, directors and their affiliates. In the opinion of management, such transactions are on the same terms as those prevailing at the time for comparable transactions with unaffiliated persons.

The Company had no outstanding loans to related parties at December 31, 2003 and 2002.

15. Financial Instruments

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheet.

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of these instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. At December 31, 2003 and 2002, the approximate amounts of these financial instruments were as follows (in thousands):

                                                           2003      2002
                                                          ------    ------

      Financial instruments whose contract
         amounts represent credit risk:
            Commitments to extend variable rate credit    $4,608    $6,244
            Commitments to extend fixed rate credit          688       544
            Letters of credit                                 --        --
                                                          ------    ------

                                                          $5,296    $6,788
                                                          ======    ======

Commitments to extend fixed rate credit and the related interest rates are as follows at December 31, 2003 (in thousands):

      6.00% to 6.99%                                                  $180
      7.00% to 7.99%                                                   361
      8.00% to 8.99%                                                   145
      9.00% to 9.99%                                                    --
      10.00% to 10.99%                                                   2
                                                                      ----

                                                                      $688
                                                                      ====

                    HERITAGE BANCSHARES, INC. AND SUBSIDIARY

Commitments to extend variable rate credit are at rates ranging from 4.00% to 8.00% as of December 31, 2003, and 4.25% to 8.25% at December 31, 2002.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being fully drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount and type of collateral obtained if deemed necessary by the Company upon extension of credit, varies and is based on management's credit evaluation of the borrower.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Standby letters of credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company's policy for obtaining collateral and the nature of such collateral is essentially the same as that involved in making commitments to extend credit.

Although the maximum exposure to loss is the amount of such commitments, management currently anticipates no material losses from such activities.

                    HERITAGE BANCSHARES, INC. AND SUBSIDIARY

The estimated fair values of the Company's financial instruments were as follows at December 31, 2003 and 2002 (in thousands):

                                                  2003                      2002
                                                  ----                      ----
                                         Carrying      Fair        Carrying      Fair
                                          Amount       Value        Amount       Value
                                         --------     -------      --------     -------
Financial assets:
      Cash and due from banks and
           federal funds sold            $ 5,141      $ 5,141      $ 4,472      $ 4,472
      Interest bearing deposits              624          652          793          728
      Equity securities                      543          543          533          533
      Securities available for sale          551          551        1,921        1,921
      Loans and loans held for sale       41,454       41,574       37,990       37,995
      Accrued interest receivable            214          214          240          240

Financial liabilities:
      Deposits                            39,532       39,850       34,134       34,230
      Accrued interest payable                19           19           29           29
      Other borrowings                     4,112        4,154        5,400        5,338

Off-balance sheet assets:
      Commitments to extend credit            --           --           --           --
      Standby letters of credit               --           --           --           --

                    HERITAGE BANCSHARES, INC. AND SUBSIDIARY

16. Employee Benefits

The Company established an Employee Stock Ownership Plan (ESOP) for the benefit of its employees. As part of the conversion, the ESOP purchased 39,317 shares of common stock for approximately $393,000 with funds borrowed from Heritage. The ESOP expense was approximately $66,000 and $54,000 for the years ended December 31, 2003 and 2002, respectively.

Shares purchased by the ESOP with the loan proceeds are allocated to ESOP participants based on a pro rata basis as debt service payments are made to Heritage on an annual basis. The loan is secured by the shares purchased with the proceeds and will be repaid by the ESOP with funds from the Bank's discretionary contributions to the ESOP and earnings on ESOP assets. Principal payments are scheduled to occur over a ten-year period. At December 31, 2003 and 2002 the note payable associated with the ESOP was approximately $330,000 and $361,000, respectively.

Effective October 30, 2003, the Company executed change of control agreements with certain of its key officers, whereby, the key officers were granted the right to receive their annual salaries for a period of two years should a change of control (as defined) of the Company occur. The agreements also call for certain additional compensatory payments should a change in control occur. The change of control agreements have been amended but such amendments will become effective only upon consummation of the merger discussed in Note 3.

As more fully discussed in Note 3, the Company executed a definitive Agreement and Plan of Merger to sell 100% of its issued and outstanding common stock to an unrelated investor. In conjunction with the proposed sale, the Company has accrued a net compensatory liability related to the above change of control agreements in the approximate amount of $408,000 at December 31, 2003.

                    HERITAGE BANCSHARES, INC. AND SUBSIDIARY

17. Other Noninterest Expense

The components of other noninterest expense are summarized as follows at December 31, 2003 and 2002 (in thousands):

                                                        2003      2002
                                                       ------    ------

            Legal fees                                 $  391    $   66
            Provision for loss on other real estate       186        --
            Advertising and public relations              121        63
            Other real estate expenses                     99        --
            Filing fees                                    94        44
            Office expense                                 63        27
            Directors fees                                 58        52
            Consulting fees                                52       104
            Employee training                              27        36
            Other                                         314       229
                                                       ------    ------

                                                       $1,405    $  621
                                                       ======    ======

18. Commitments and Contingencies

The Company is involved in legal actions arising from normal business activities. Management believes that these actions are without merit or that the ultimate liability, if any, resulting from them will not materially affect the consolidated financial position or results of operations of the Company.

19. Significant Group Concentrations of Credit Risk

Most of the Company's business activity is with customers located within Texas. Such customers are normally also depositors of the Company.

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

                    HERITAGE BANCSHARES, INC. AND SUBSIDIARY

At December 31, 2003, the Company has a concentration of funds on deposit in excess of federally insured limits at two independent correspondent banks in the following approximate amounts (in thousands):

                                                              Amount
                                                              ------

            Federal Home Loan Bank                            $3,912

            Southwest Bank of Texas                              460
                                                              ------

                                                              $4,372
                                                              ======

The nature of the Company's business requires that it maintain amounts due from banks which, at times, may exceed federally insured limits.

20. Regulatory Matters

The Company is subject to various regulatory capital requirements administered by its primary federal regulator, the Federal Deposit Insurance Corporation
(FDIC). Failure to meet the minimum regulatory capital requirements can initiate certain mandatory, and possible additional discretionary actions by regulators that if undertaken, could have a direct material affect on the Company and the financial statements. Under the regulatory capital adequacy guidelines and the

                    HERITAGE BANCSHARES, INC. AND SUBSIDIARY

regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines involving quantitative measures of the Bank's assets, liabilities, and certain off balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification under the prompt corrective action guidelines are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of: total risk-based capital and Tier I capital to risk-weighted assets (as defined in the regulations), Tier I capital to adjusted total assets (as defined), and tangible capital to adjusted total assets (as defined). Management believes, as of December 31, 2003 and 2002, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2003 and 2002, the Bank's capital ratios exceed those levels necessary to be categorized as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized," the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as disclosed in the table below. There are no conditions or events since December 31, 2003 that management believes have changed the Bank's category.

                    HERITAGE BANCSHARES, INC. AND SUBSIDIARY

A comparison of the Bank's actual capital amounts and ratios to required capital amounts and ratios is presented in the following table (in thousands):

                                                                                                              To Be Well
                                                                                                           Capitalized Under
                                                                     For Capital                           Prompt Corrective
Bank only:                         Actual                         Adequacy Purposes                        Action Provisions
----------                     --------------                --------------------------                ---------------------------
                               Amount   Ratio                Amount               Ratio                Amount                Ratio
                               ------   -----                ------               -----                ------                -----
As of December 31, 2003:
  Total Risk-Based
     Capital (to Risk-                        (greater than         (greater than       (greater than         (greater than
     Weighted Assets)          $6,623   16.6%  or equal to)  $3,187  or equal to)  8.0%  or equal to)  $3,984  or equal to)  10.0%
  Tier I capital (to Risk-                    (greater than         (greater than       (greater than         (greater than
     Weighted Assets)          $6,175   15.5%  or equal to)  $1,594  or equal to)  4.0%  or equal to)  $2,390  or equal to)   6.0%
  Tier I capital (to Adjusted                 (greater than         (greater than       (greater than         (greater than
     Total Assets)             $6,175   11.9%  or equal to)  $2,070  or equal to)  4.0%  or equal to)  $2,588  or equal to)   5.0%
  Tangible Capital (to Total                  (greater than         (greater than       (greater than         (greater than
     Adjusted Assets)          $6,175   11.9%  or equal to)  $  777  or equal to)  1.5%  or equal to)  $1,294  or equal to)   2.5%

As of December 31, 2002:
  Total Risk-Based
     Capital (to Risk-                        (greater than         (greater than       (greater than         (greater than
     Weighted Assets)          $6,714   16.8%  or equal to)  $3,193  or equal to)  8.0%  or equal to)  $3,991  or equal to)  10.0%
  Tier I capital (to Risk-                    (greater than         (greater than       (greater than         (greater than
     Weighted Assets)          $6,298   15.8%  or equal to)  $1,596  or equal to)  4.0%  or equal to)  $2,395  or equal to)   6.0%
  Tier I capital (to Adjusted                 (greater than         (greater than       (greater than         (greater than
     Total Assets)             $6,298   13.5%  or equal to)  $1,863  or equal to)  4.0%  or equal to)  $2,329  or equal to)   5.0%
  Tangible Capital (to Total                  (greater than         (greater than       (greater than         (greater than
     Adjusted Assets)          $6,298   13.5%  or equal to)  $  699  or equal to)  1.5%  or equal to)  $1,165  or equal to)   2.5%

The following is a reconciliation of the Bank's equity capital in accordance with Generally Accepted Accounting Principles (GAAP) with total risk based capital at December 31, 2003 and 2002, respectively (in thousands):

                                                     2003           2002
                                                   -------        -------

      GAAP equity capital                          $ 6,420        $ 6,310
      Unrealized gains on available
           for sale securities                          (6)           (12)
      Other deductions                                (239)            --
      Allowance for loan losses                        448            416
                                                   -------        -------

      Total risk-based capital                     $ 6,623        $ 6,714
                                                   =======        =======

                    HERITAGE BANCSHARES, INC. AND SUBSIDIARY

21. Condensed Financial Information on Heritage Bancshares, Inc.

The condensed balance sheet and statement of operations of Heritage as of and for the period ended December 31, 2003 and 2002 consisted of the following (in thousands):

                             Condensed Balance Sheet

Assets                                                       2003         2002
------                                                     -------      -------

Cash and due from banks                                    $ 1,414      $    90
Loans                                                          330        1,861
Investment in subsidiary                                     6,420        6,310
Other                                                          262           24
                                                           -------      -------

                                                           $ 8,426      $ 8,285
                                                           =======      =======

Liabilities and Stockholders' Equity

Accrued liabilities                                        $   862      $   368
Stockholders' equity                                         7,564        7,917
                                                           -------      -------

                                                           $ 8,426      $ 8,285
                                                           =======      =======

                        Condensed Statement of Operations

Interest income                                            $    28      $    43
Expenses                                                      (763)        (107)
                                                           -------      -------
Loss before income tax benefit and undistributed
       earnings of subsidiary                                 (735)         (64)
Income tax benefit                                             240           22
                                                           -------      -------
Loss before undistributed earnings of subsidiary              (495)         (42)
Equity in earnings of subsidiary                               117          164
                                                           -------      -------

Net loss                                                   $  (378)     $   122
                                                           =======      =======

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      Not applicable.

Item 8a. Controls and Procedures

      As of the end of the period covered by this Form 10-KSB, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are effective alerting them on a timely basis to material information relating to the Company (including our consolidated subsidiaries) that is required to be included in the Company's periodic filings under the Exchange Act.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

      Directors

      The following lists the directors of Heritage Bancshares, Inc. ("Heritage" or the "Company"), their ages, and a description of their business experience and positions held. The Board consists of six directors. Directors are divided into three classes as nearly equal in number as possible. The members of each class are elected for terms of three years and until their successors are elected and qualified, with one of the three classes of directors to be elected each year at the annual meeting of the stockholders of the Company. Each of the directors listed below were directors of Heritage Bank prior to Heritage Bank's conversion into a holding company structure.

      J. Pat Baker, 67, has served as a director and Chairman of the Board of the Company since 1973. Mr. Baker is a retired former Chief Executive Officer of Terrell Federal Savings & Loan Association in Terrell, Texas.

      John H. Mackey, 58, has served as the Company's President, Chief Executive Officer and a member of the Board of Directors since September 2001. From May 2000 to February 2001, Mr. Mackey was a Supervisory Agent with the Texas Savings and Loan Department in Austin, Texas. From October 1993 to May 2000, Mr. Mackey was a Management Consultant with Control Systems, Inc. in Boston, Massachusetts. Mr. Mackey has over twenty-five years experience in the banking industry, including serving as president and chief executive officer of several savings associations.

      Joy Milton Catlin, 66, has served as a director of the Company since 1992. Mr. Catlin retired in 1999 as a manager with Kaufman County Title & Abstract Co. in Kaufman, Texas. He had been with Kaufman County Title & Abstract Co. since 1960.

      Switzer L. Deason, 62, has served as a director of the Company since 2001. Mr. Deason has been the President of Crux Financial Services, Inc. in Belton, Texas since 1984. Mr. Deason also served as President of First National Bank Texas in Killeen, Texas from January 1997 to May 2000, and as Chairman of First State Bank in Bryan, Texas from August 1993 to December 1996.

      Mary Gayle Ramsey, 51, has served as a director of the Company since 1988. Ms. Ramsey is an attorney in private practice with Mary Gayle Ramsey, P.C. in Terrell, Texas.

      Thomas J. Wageman, 69, has served as a director of the Company since 2001. Since 1994, Mr. Wageman has been a consultant, advisor and managing general partner of TLT, Ltd. in Savoy, Texas. TLT, Ltd. has been the Trustee of the LMUSA Creditors Trust and Agent of the Nomas Collecting Agency since 1996. Mr. Wageman was President of Nomas Corp. in Dallas, Texas from 1996 to 1999, and has been a director of Nomas Corp. since 1996. Mr. Wageman was also the President of ST Lending in Dallas, Texas from 1996 to 1999, and has been a director since 1996. Mr. Wageman is a director of First Horizon Asset Securities Inc. and Saxon Capital, Inc.

Advisory Director

      Effective March 2002, Joe Thomas Rogers, 77, became an Advisory Director of Heritage Bank for a one year term. He was reappointed for an additional one-year term in March 2003. Mr. Rogers was a director and Secretary of the Company from September 2001 to March 2002 and a director Secretary of Heritage Bank from 1984 to March 2002. Mr. Rogers is a retired engineer with the U.S.D.A., Soil Conservation Service in Terrell, Texas.

Executive Officers

      The following sets forth certain information concerning the executive officers of the Company and Heritage Bank based on information furnished by them. All executive officers are elected annually by the Board of Directors and serve at the discretion of the Board of Directors.

      Information concerning Mr. Mackey, our president and chief executive officer, appears under the heading "Directors" above.

      James C. Champion, 36, has been Executive Vice President and Chief Lending Officer of Heritage Bank since February 2002. From July 2000 to January 2002, Mr. Champion was the President of First State Bank of Texas in Terrell, Texas. From May 2000 to July 2000, he was an Assistant Vice President with United Central Bank in Garland, Texas. From April 1998 to May 2000, Mr. Champion was a Loan Officer of Heritage Bank. From 1997 to 1998, he was an Agent with Farm Bureau Insurance in Kaufman, Texas.

      Jon D. Patterson, 60, has been Executive Vice President and Chief Financial Officer of the Company and Heritage Bank since November 2002 and Secretary of the Company since March 2003. He was a consultant to Heritage Bank from October 2002 to November 2002. From January 2002 to June 2002, Mr. Patterson was a Consultant with Paradigm Construction, LLP in El Paso, Texas. From September 2001 to January 2002, he was a Consultant-Advisory Director with Capital Savings Bank, SSB, ("Capital Bank") in El Paso, Texas. Mr. Patterson was President, Chief Executive Officer and director of Capital Bank from December 2000 to August 2001. He was the Chief Operating Officer, Chief Financial Officer, Secretary and Treasurer of Capital Bank from May 1999 to December 2000. Mr. Patterson also served as Senior Vice President of Nations Bank, N.A. (formerly Sun World Savings Bank, FSB ("Sun World") then Sun World N.A.), from January 1996 to April 1999, and Senior Vice President, Chief Operating Officer, Chief Financial Officer and director of Sun World from August 1989 to January 1996.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Exchange Act requires the Company's officers and directors, and persons who own more than 10% of the Company's Common Stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the National Association of Securities Dealers, Inc. Officers, directors and 10% stockholders are required by regulation to furnish the Company with copies of all Section 16(a) forms they file. The Company knows of no person who owns 10% or more of the Company's Common Stock.

Code of Ethics

      In accordance with the requirements of Item 406 of Regulation S-B, the Board of Directors of Heritage has adopted a Code of Ethics governing its Chief Executive Officer, Chief Financial Officer, banking officers and employees of both Heritage and the Bank. Heritage's Code of Ethics, which is a supplement to the Bank's Employee Handbook, is available on the main page of Heritage's website at www.bankheritage.com under "Code of Ethics."

Item 10. Executive Compensation.

      The following table sets forth a summary of certain information regarding the compensation awarded to or paid by the Company or its subsidiaries for services rendered in all capacities during the last three fiscal years to the President and Chief Executive Officer. No executive officer received a salary and bonus of $100,000 or more.

                                                                     Annual Compensation
                                                                     -------------------

                                                                                     Other
                                                                                     Annual            All Other
             Name and Title(1)                 Year        Salary        Bonus   Compensation(2)    Compensation(3)
             -----------------                 ----       -------       ------   ---------------    ---------------
                                               2003       $94,583           --         --               $12,114
John H. Mackey                                 2002        90,000           --         --                18,160
   President and Chief Executive Officer       2001        74,368       $9,000         --                24,038

      (1) On February 21, 2001, John H. Mackey was elected by the Company's Board of Directors as director, President and Chief Executive Officer. From May 24, 2000 to February 20, 2001, Mr. Mackey was a supervisory representative of the Texas Savings and Loan Department to Heritage Bank.

      (2) Does not include amounts attributable to miscellaneous benefits received by Mr. Mackey, including maintenance of an automobile. In the opinion of management of the Company, the costs to the Company of providing such benefits to the named executive officer during the year ended December 31, 2003 did not exceed the lesser of $50,000 or 10% of the total of annual salary and bonus reported for such individual.

      (3) During the year ended December 31, 2003, consists of $5,200 in directors' fees and estimated allocations under the ESOP of $6,914. During the year ended December 31, 2002, consists of $5,600 in directors' fees and estimated allocations under the ESOP of $12,560. During the year ended December 31, 2001, consists of $5,600 in directors' fees, $7,500 to cover relocation expenses and $10,938 in supervisory fees.

Employee Stock Ownership Plan

      Heritage has established an ESOP for employees of Heritage and Heritage Bank. Full-time employees who have been credited with at least 1,000 hours of service during a 12-month period and who have attained age 21 are eligible to participate in the Company's employee stock ownership plan.

      The ESOP borrowed funds from Heritage to purchase 39,317 shares of Common Stock in the Bank's Conversion. The loan to the ESOP will be repaid principally from the Company's contributions to the ESOP over a period of ten years, and the collateral for the loan will be the Common Stock purchased by the ESOP. Heritage may, in any plan year, make additional discretionary contributions for the benefit of plan participants in either cash or shares of common stock, which may be acquired through the purchase of outstanding shares in the market or from individual stockholders, upon the original issuance of additional shares by Heritage or upon the sale of treasury shares by Heritage. Such purchases, if made, would be funded through additional borrowings by the ESOP or additional contributions from Heritage. The timing, amount and manner of future contributions to the ESOP will be affected by various factors, including prevailing regulatory policies, the requirements of applicable laws and regulations and market conditions. The ESOP is subject to the requirements of the Employee Retirement Income Security Act of 1974, and the regulations of the Internal Revenue Service and the Department of Labor thereunder.

Change of Control Agreements

      On October 30, 2003, Heritage entered into change of control agreements with Messrs. Mackey, Champion and Patterson. Each of the agreements terminates two years after a Change in Control (as defined) of the Company. During the term of the agreement, the annual base salary under the respective change of control agreements is $95,000 per year for Mr. Mackey, $78,750 per year for Mr. Champion, and $70,000 per year for Mr. Patterson. In the event of a Change in Control, each of Messrs. Mackey, Champion and Patterson will be entitled to receive $300,000, $150,000 and $140,000, respectively, in cash, less any balance in his respective Executive Participant Account (as defined in Section 1.39 of the ESOP). In addition, if within two years following a Change in Control of the Company, the Company or the Bank terminates the executive's employment or the executive terminates his employment with the Bank or the Company for Good Reason (as defined), the executive will be entitled to receive, in either 24 equal monthly installments or in a lump sum, a cash severance amount equal to twice the executive's annual base salary.

      The Merger discussed in "Recent Developments" on page 1 will be a Change in Control of Heritage as defined in the change of control agreements. The change of control agreements have been amended but such amendments will become effective only upon consummation of the Merger. Under the terms of the Merger Agreement, Heritage, as the surviving corporation, must expressly assume the obligations of the Company under the amended change of control agreements. Under the terms of Mr. Mackey's change of control agreement, as amended, Mr. Mackey will be entitled to receive $300,000 in cash, less any balance in his Executive Participant Account, and upon execution of a separation agreement, Mr. Mackey will be entitled to a cash amount equal to $128,000.

      Under the terms of each of Messrs. Champion and Patterson's change of control agreement, as amended, they will still be entitled to receive $150,000 and $140,000, respectively, in cash, less any balance in their respective Executive Participant Account. However, if within two years following the consummation of the Merger, the executive's employment with Heritage, as the surviving corporation, is terminated by Heritage, as the surviving corporation, without Cause (as defined) or by the executive for Good Reason, then upon execution of a separation agreement, the executive will be entitled to receive a cash severance amount equal to two times his annual base salary in cash in addition to the respective $150,000 or $140,000. If, however, such termination of employment occurs after two years following the consummation of the Merger, the executive will be entitled to receive a cash severance amount equal to 25% of his annual base salary in addition to the respective $150,000 or $140,000.

      Any payment made pursuant to a change of control agreement is subject to reduction where such payment would constitute a "parachute payment" under
Section 280G of the Internal Revenue Code of 1986, as amended.

Directors' Compensation

      Directors of the Company do not receive fees for Board meetings. The Company has an Audit Committee and a Compensation Committee, but not a Nominating Committee. Each director of Heritage Bank currently receives $400 for each Board meeting attended and $50 for certain committee meetings attended (other than Mr. Mackey who does not receive committee fees).

Audit Committee

      The Company has a separately designated standing Audit Committee established in accordance with Section 3(a)(58)A of the Exchange Act. The Audit Committee reviews the Company's records and affairs to determine its financial condition, reviews the Company's systems of internal control with management and the independent auditors, and monitors the Company's adherence in accounting and financial reporting to generally accepted accounting principles. The Audit Committee, currently composed of Ms. Ramsey and Messrs. Baker, the Chairman, Catlin, Deason, and Wageman, met five times during 2003. The members are independent as defined in Rule 4200(a)(14) of the listing standards of the Nasdaq Stock Market. The Board of Directors has not adopted an Audit Committee Charter. At this time the Audit Committee does not have an "audit committee financial expert" as defined under final rules adopted by the Securities and Exchange Commission. The Company's Board of Directors considered numerous factors regarding the current composition of the Audit Committee, the qualifications required to be considered an "audit committee financial expert", and the Company's particular circumstances relative to audit matters. The Audit Committee as currently comprised provides a blend of business and legal backgrounds, all of which include significant experience with financial matters. In addition, the Company and its subsidiaries are regulated and periodically examined by the Federal Deposit Insurance Corporation, Texas Savings and Loan Department and the Office of Thrift Supervision. The examinations in combination with internal audit and audits performed annually by independent auditors provide the Board of Directors with a sufficient level of confidence in the Company's financial statements and its internal controls. The Board of Directors periodically will review and monitor the need for an audit committee financial expert.

Report of the Audit Committee

      The Audit Committee has reviewed and discussed the audited financial statements with management. The Audit Committee has discussed with the independent auditors the matters required to be discussed by Statement on Auditing Standards No. 61 "Communication with Audit Committees," as may be modified or supplemented. The Audit Committee has received the written disclosures and the letter from the independent accountants required by Independence Standards Board Standard No. 1, as may be modified or supplemented, and has discussed with the independent accountant, the independent accountant's independence. Based on the review and discussions referred to above in this report, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003 for filing with the SEC.

                                        J. Pat Baker (Chairman)
                                        Joy Milton Catlin (Secretary)
                                        Switzer L. Deason
                                        Mary Gayle Ramsey
                                        Thomas J. Wageman

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

      The following table sets forth information as to the common stock beneficially owned, as of March 22, 2004, by (i) the only persons or entities, including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), who or which was known to Heritage to be the beneficial owner of more than five percent of the issued and outstanding Heritage common stock, (ii) each director of Heritage, (iii) certain of Heritage's executive officers, and (iv) all directors and executive officers of Heritage and Heritage Bank as a group.

                                                    Amount and Nature of      Percent
Name and Address of Beneficial Owner               Beneficial Ownership(1)   of Class
------------------------------------               -----------------------   --------
Heritage Bancshares, Inc.                                 39,317(2)             8.3%
Employee Stock Ownership Plan Trust
102 West High Street
Terrell, Texas 75160

Lance S. Gad                                              45,950(3)             9.7%
1250 Fence Row Drive
Fairfield, Connecticut 06430

Jeffrey L. Gendell                                        42,000(4)             8.9%
Tontine Financial Partners, L.P.
237 Park Avenue, 9th Floor
New York, New York 10017

J. Pat Baker                                               6,000(5)             1.3%
Joy Milton Catlin                                          3,000(6)               *
James C. Champion                                          2,441(7)               *
Switzer L. Deason                                         36,000(8)             7.6%
John H. Mackey                                             7,500(9)             1.6%
Jon D. Patterson                                               0                  *
Mary Gayle Ramsey                                          6,000(10)            1.3%
Thomas J. Wageman                                         36,000(11)            7.6%
Directors and executive officers of Heritage and
Heritage Bank as a group (8) persons                      96,941(12)          20.48%

*     Amounts to less than 1.0% of the outstanding common stock.

(1) Pursuant to rules promulgated by the Securities and Exchange Commission under the Exchange Act, a person or entity is considered to beneficially own shares of common stock if the person or entity has or shares (i) voting power, which includes the power to vote or to direct the voting of the shares, or (ii) investment power, which includes the power to dispose or direct the disposition of the shares. Unless otherwise indicated, a person has sole voting power and sole investment power with respect to the indicated shares.

(2) The Heritage Bancshares, Inc. Employee Stock Ownership Plan Trust ("Trust") was established pursuant to the Heritage Bancshares, Inc. Employee Stock Ownership Plan ("ESOP"). As of the record date, 31,416 shares held in the Trust were unallocated, and 7901 shares held in the Trust had been allocated to the accounts of participating employees. Unallocated shares held in the ESOP will be voted by the ESOP Trustees in the same proportion as the allocated shares, subject to the ESOP Trustees' fiduciary duties and applicable law.

(3)   Based on a Schedule 13G filing on March 11, 2002 made on behalf of Lance
      S. Gad. Mr. Gad possesses sole power to vote and direct the disposition of the 45,950 shares.

(4) Based on a Schedule 13D joint filing made on March 8, 2002 on behalf of Tontine Financial Partners, L.P. ("TFP"), Tontine Management, L.L.C. ("TM") and Jeffrey L. Gendell. TM is the general partner of TFP, a private investment limited partnership, and Mr. Gendell is the managing member of TM (collectively, the "Reporting Persons"). The reporting persons have shared voting and dispositive power over the 42,000 shares.

(5) Includes 6,000 shares owned jointly with Mr. Baker's wife with whom voting and dispositive power is shared.

(6) Includes 3,000 shares owned jointly with Mr. Catlin's wife with whom voting and dispositive power is shared.

(7) Includes 441 shares held by the ESOP for the account of Mr. Champion and 2,000 shares owned jointly with Mr. Champion's wife with whom voting and dispositive power is shared.

(8) Includes 6,000 shares owned jointly with Mr. Deason's wife with whom voting and dispositive power is shared.

(9) Includes 1,500 shares held by the ESOP for the account of Mr. Mackey and 1,500 shares held by Mr. Mackey's wife's IRA.

(10) Includes 5,600 shares held in Ms. Ramsey's IRA, 200 shares held by Ms. Ramsey's husband's IRA and 200 shares held as custodian for children.

(11) Includes 6,000 shares owned jointly with Mr. Wageman's wife with whom voting and dispositive power is shared and 30,000 shares held by TLT, Ltd., a family limited partnership, of which the reporting person is the managing general partner and a limited partner. The reporting person disclaims beneficial ownership of Heritage Bancshares, Inc., common stock held by TLT, Ltd., except to the extent of his pecuniary interest therein.

(12) Also includes 1,941 shares which are held by the ESOP which have been allocated to the account of Messrs. Champion and Mackey.

Item 12. Certain Relationships and Related Transactions.

      In accordance with applicable federal laws and regulations, Heritage Bank offers mortgage loans to its directors, officers and full-time employees for the financing of their primary residences as well as various consumer loans. These loans are generally made on substantially the same terms as those prevailing at the time for comparable transactions with non-affiliated persons. It is the belief of management that these loans neither involve more than the normal risk of collectibility nor present other unfavorable features.

      Section 22(h) of the Federal Reserve Act generally provides that any credit extended by a savings institution to its executive officers, directors and, to the extent otherwise permitted, principal stockholder(s), or any related interest of the foregoing, must (i) be on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions by the savings association with non-affiliated parties;
(ii) be pursuant to underwriting standards that are no less stringent than those applicable to comparable transactions with non-affiliated parties; (iii) not involve more than the normal risk of repayment or present other unfavorable features; and (iv) not exceed, in the aggregate, the institution's unimpaired capital and surplus, as defined.

      At December 31, 2003, Heritage Bank had no loans outstanding to directors and executive officers of Heritage Bank, or members of their immediate families.

Item 13. Exhibits and Reports on Form 8-K.

(a)   (1)   Financial Statements

            Included in Part II of this Report:

            Independent Auditors' Report

            Consolidated Balance Sheets as of December 31, 2003 and 2002.

            Consolidated Statements of Income for the Years Ended December 31, 2003 and 2002.

            Consolidated Statement of Changes in Stockholders' Equity for the Years Ended December 31, 2003 and 2002.

            Consolidated Statement of Cash Flows for the Years Ended December 31, 2003 and 2002.

            Notes to Consolidated Financial Statements.

      (2)   Financial Statement Schedules

            All schedules for which provision is made in the applicable accounting regulation of the Commission are omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or notes thereto.

      (3)   Exhibits

            The following exhibits are filed herewith or incorporated by reference herein (according to the number assigned to tem in Item 601 of Regulation S-B), as noted:

      No.                                   Description
      ---         --------------------------------------------------------------

      2.1 Agreement and Plan of Merger dated as of January 14, 2004 between HGroup Acquisition Co. and Heritage Bancshares, Inc. (incorporated by reference to Exhibit 2.1 of Heritage Bancshares Inc.'s Current Report of Form 8-K filed on January 15, 2004). (The Agreement and Plan of Merger is subject to stockholder and regulatory approval. A special meeting of Heritage stockholders has been scheduled for April 29, 2004.)

      3.1         Certificate of Incorporation of Heritage Bancshares, Inc.
                  (incorporated by reference from the Registration Statement on Form SB-2 (Registration No. 333-70782) filed by Heritage Bancshares Inc. filed on October 2, 2001, as amended).

      3.2         Amended and Restated Bylaws of Heritage Bancshares, Inc.
                  (incorporated by reference to Exhibit 3.2 of Heritage Bancshares' Form 10-KSB for the year ended December 31, 2002).

      4.1         Form of Stock Certificate of Heritage Bancshares, Inc.
                  (incorporated by reference from the Registration Statement on Form SB-2 (Registration No. 333-70782) filed by Heritage Bancshares Inc. filed on October 2, 2001, as amended).

      10.1 Change of Control Agreement between Heritage Bancshares, Inc., Heritage Bank, SSB, and John H. Mackey dated October 30, 2003 (incorporated by reference to Exhibit 10.1 of Heritage Bancshares, Inc.'s Form 10-QSB for the period ended September 30, 2003).(1)

      10.2 Change of Control Agreement between Heritage Bancshares, Inc., Heritage Bank, SSB, and Jon D. Patterson dated October 30, 2003 (incorporated by reference to Exhibit 10.2 of Heritage Bancshares, Inc.'s Form 10-QSB for the period ended September 30, 2003).(1)

      10.3 Change of Control Agreement between Heritage Bancshares, Inc., Heritage Bank, SSB, and James C. Champion dated October 30, 2003 (incorporated by reference to Exhibit 10.3 of Heritage Bancshares, Inc.'s Form 10-QSB for the period ended September 30, 2003).(1)

      10.4 Amendment No. 1 to Change of Control Agreement between Heritage Bancshares, Inc., Heritage Bank, SSB, and John H. Mackey dated January 14, 2004 (incorporated by reference to Annex E-1 of Heritage Bancshares Inc.'s Proxy Statement filed March 23, 2004). (The Amendment No. 1 is contingent upon the closing of transaction contemplated in the Agreement and Plan of Merger dated as of January 14, 2004 between HGroup Acquisition Co. and Heritage Bancshares, Inc. The Agreement and Plan of Merger is subject to stockholder and regulatory approval. A special meeting of Heritage stockholders has been scheduled for April 29, 2004.)(1)

      10.5 Amendment No. 1 to Change of Control Agreement between Heritage Bancshares, Inc., Heritage Bank, SSB, and Jon D. Patterson dated January 14, 2004 (incorporated by reference to Annex E-2 of Heritage Bancshares Inc.'s Proxy Statement filed March 23, 2004). (The Amendment No. 1 is contingent upon the closing of transaction contemplated in the Agreement and Plan of Merger dated as of January 14, 2004 between HGroup Acquisition Co. and Heritage Bancshares, Inc. The Agreement and Plan of Merger is subject to stockholder and regulatory approval. A special meeting of Heritage stockholders has been scheduled for April 29, 2004.) (1)

      10.6 Amendment No. 1 to Change of Control Agreement between Heritage Bancshares, Inc., Heritage Bank, SSB, and James C. Champion dated January 14, 2004 (incorporated by reference to Annex E-3 of Heritage Bancshares Inc.'s Proxy Statement filed March 23, 2004). (The Amendment No. 1 is contingent upon the closing of transaction contemplated in the Agreement and Plan of Merger dated as of January 14, 2004 between HGroup Acquisition Co. and Heritage Bancshares, Inc. The Agreement and Plan of Merger is subject to stockholder and regulatory approval. A special meeting of Heritage stockholders has been scheduled for April 29, 2004.) (1)

      14*         Code of Ethics

      21*         Subsidiaries of the Registrant.

      31.1*       Section 302 Certification of Chief Executive Officer.

      31.2*       Section 302 Certification of Chief Financial Officer.

      32.1* Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

      32.2* Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

----------

      *     Filed with this Form 10-KSB.

      (1)   Management contract or compensatory plan or agreement.

(b)   Reports filed on Form 8-K.

      On January 15, 2004, Heritage Bancshares, Inc. filed a Form 8-K under Item 5 announcing the execution of a definitive Agreement and Plan of Merger with HGroup Acquisition Co., a Delaware corporation, pursuant to which ("HGroup"). Pursuant to the Merger Agreement and subject to the satisfaction of certain conditions set forth in the Merger Agreement, HGroup will acquire Heritage effective as of the filing of the Certificate of Merger with the Secretary of State of Delaware, by merging HGroup with and into Heritage, with Heritage surviving and continuing to exist as a registered savings and loan holding company.

Item 14. Principal Accountant Fees and Services.

Audit Fees

      The aggregate fees billed for professional services rendered by Payne Falkner Smith & Jones, P.C. ("PFS&J") for the audit of the Company's financial statements for each of the fiscal years ended December 31, 2003 and December 31, 2002, and the reviews of the financial statements included in the Company's Forms 10-QSB for such fiscal years were $22,386 and $28,843 respectively.

Audit-Related Fees

      The aggregate fees billed for each of the fiscal years ended December 31, 2003 and December 31, 2002 for assurance and related services rendered by PFS&J that are reasonably related to the performance of the audit or review of the Company's financial statements but not reportable as Audit Fees were $3,900 and $1,450 respectively. Audit-Related Fees in 2003 and 2002 were primarily for advice on audit and accounting matters that arose during or as a result of the audit or the review of interim financial statements, and the preparation of an annual "management letter" on internal control matters.

Tax Fees

      The aggregate fees billed for professional services rendered by PFS&J for tax compliance, tax advice, and tax planning for each of the fiscal years ended December 31, 2003 and December 31, 2002 were $3,700 and $2,500 respectively. Tax Fees in 2003 and 2002 include the fees related to the planning and preparation of federal, state and local tax returns, compliance with federal, state and local taxing authorities and regulations, assistance with tax audits and appeals before the IRS and similar local and state agencies and the review of federal, state and local income, franchise and other tax-related matters.

All Other Fees

      There were no fees billed for services rendered by PFS&J not reportable as Audit Fees, Audit Related Fees or Tax Fees for each of the fiscal years ended December 31, 2003 and December 31, 2002 were.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       HERITAGE BANCSHARES, INC.


Date: March 30, 2004                   By: /s/ John H. Mackey
                                           ------------------------------
                                           John H. Mackey
                                           President and Chief Executive Officer
                                           (Duly Authorized Representative)

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ J. Pat Baker                                                  March 30, 2004
------------------------------
J. Pat Baker
Chairman of the Board


/s/ John H. Mackey                                                March 30, 2004
------------------------------
John H. Mackey
Director, President and Chief Executive Officer
(Principal Executive Officer)


/s/ Jon D. Patterson                                              March 30, 2004
------------------------------
Jon D. Patterson
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)


/s/ Joy Milton Catlin
------------------------------
Joy Milton Catlin                                                 March 30, 2004
Director


/s/ Switzer L. Deason                                             March 30, 2004
------------------------------
Switzer L. Deason
Director

/s/ Mary Gayle Ramsey                                             March 30, 2004
------------------------------
Mary Gayle Ramsey
Director


/s/ Thomas J. Wageman                                             March 30, 2004
------------------------------
Thomas J. Wageman
Director

                                INDEX TO EXHIBITS

      No.                                  Description
      ---         --------------------------------------------------------------

      2.1 Agreement and Plan of Merger dated as of January 14, 2004 between HGroup Acquisition Co. and Heritage Bancshares, Inc. (incorporated by reference to Exhibit 2.1 of Heritage Bancshares Inc.'s Current Report of Form 8-K filed on January 15, 2004). (The Agreement and Plan of Merger is subject to stockholder and regulatory approval. A special meeting of Heritage stockholders has been scheduled for April 29, 2004.)

      3.1         Certificate of Incorporation of Heritage Bancshares, Inc.
                  (incorporated by reference from the Registration Statement on Form SB-2 (Registration No. 333-70782) filed by Heritage Bancshares Inc. filed on October 2, 2001, as amended).

      3.2         Amended and Restated Bylaws of Heritage Bancshares, Inc.
                  (incorporated by reference to Exhibit 3.2 of Heritage Bancshares' Form 10-KSB for the year ended December 31, 2002).

      4.1         Form of Stock Certificate of Heritage Bancshares, Inc.
                  (incorporated by reference from the Registration Statement on Form SB-2 (Registration No. 333-70782) filed by Heritage Bancshares Inc. filed on October 2, 2001, as amended).

      10.1 Change of Control Agreement between Heritage Bancshares, Inc., Heritage Bank, SSB, and John H. Mackey dated October 30, 2003 (incorporated by reference to Exhibit 10.1 of Heritage Bancshares, Inc.'s Form 10-QSB for the period ended September 30, 2003).(1)

      10.2 Change of Control Agreement between Heritage Bancshares, Inc., Heritage Bank, SSB, and Jon D. Patterson dated October 30, 2003 (incorporated by reference to Exhibit 10.2 of Heritage Bancshares, Inc.'s Form 10-QSB for the period ended September 30, 2003).(1)

      10.3 Change of Control Agreement between Heritage Bancshares, Inc., Heritage Bank, SSB, and James C. Champion dated October 30, 2003 (incorporated by reference to Exhibit 10.3 of Heritage Bancshares, Inc.'s Form 10-QSB for the period ended September 30, 2003).(1)

      10.4 Amendment No. 1 to Change of Control Agreement between Heritage Bancshares, Inc., Heritage Bank, SSB, and John H. Mackey dated January 14, 2004 (incorporated by reference to Annex E-1 of Heritage Bancshares Inc.'s Proxy Statement filed March 23, 2004). (The Amendment No. 1 is contingent upon the closing of transaction contemplated in the Agreement and Plan of Merger dated as of January 14, 2004 between HGroup Acquisition Co. and Heritage Bancshares, Inc. The Agreement and Plan of Merger is subject to stockholder and regulatory approval. A special meeting of Heritage stockholders has been scheduled for April 29, 2004.)(1)

      10.5 Amendment No. 1 to Change of Control Agreement between Heritage Bancshares, Inc., Heritage Bank, SSB, and Jon D. Patterson dated January 14, 2004 (incorporated by reference to Annex E-2 of Heritage Bancshares Inc.'s Proxy Statement filed March 23, 2004). (The Amendment No. 1 is contingent upon the closing of transaction contemplated in the Agreement and Plan of Merger dated as of January 14, 2004 between HGroup Acquisition Co. and Heritage Bancshares, Inc. The Agreement and Plan of Merger is subject to stockholder and regulatory approval. A special meeting of Heritage stockholders has been scheduled for April 29, 2004.) (1)

      10.6 Amendment No. 1 to Change of Control Agreement between Heritage Bancshares, Inc., Heritage Bank, SSB, and James C. Champion dated January 14, 2004 (incorporated by reference to Annex E-3 of Heritage Bancshares Inc.'s Proxy Statement filed March 23, 2004). (The Amendment No. 1 is contingent upon the closing of transaction contemplated in the Agreement and Plan of Merger dated as of January 14, 2004 between HGroup Acquisition Co. and Heritage Bancshares, Inc. The Agreement and Plan of Merger is subject to stockholder and regulatory approval. A special meeting of Heritage stockholders has been scheduled for April 29, 2004.) (1)

      14*         Code of Ethics

      21*         Subsidiaries of the Registrant.

      31.1*       Section 302 Certification of Chief Executive Officer.

      31.2*       Section 302 Certification of Chief Financial Officer.

      32.1* Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

      32.2* Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

----------

      *     Filed with this Form 10-KSB.

      (1)   Management contract or compensatory plan or agreement.