Form 10QSB
period 2004-03-31
HERITAGE BANCSHARES INC /TX
filed 2004-05-14
CIK 1160124

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

[X] Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934.

For the Quarter Ended March 31, 2004.

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

(972)-563-2657

(Issuer’s Telephone Number, Including Area Code)

     Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filling requirements for the past 90 days.

Yes [X] No [  ]

     State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 14, 2004, there were 473,248 shares of common stock outstanding.

     Transitional Small Business Disclosure Format (check one):

Yes [  ] No [X]

HERITAGE BANCSHARES, INC. AND SUBSIDIARY

PART I

ITEM 1
FINANCIAL STATEMENTS

HERITAGE BANCSHARES, INC. AND SUBSIDIARY

Consolidated Balance Sheet

At March 31, 2004 (unaudited) and December 31, 2003
(In Thousands, Except Share Amounts)

	March 31,	December 31,
	2004	2003
ASSETS
Cash and due from banks	$5,366	$4,581
Federal funds sold	1,085	560

Total cash and cash equivalents	6,451	5,141
Interest bearing time deposits in other banks	632	624
Securities available for sale	515	551
Loans, net	39,780	41,454
Accrued interest receivable	209	214
Bank premises and equipment, net	1,591	1,629
Other assets	2,525	2,254

Total assets	$51,703	$51,867

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$39,458	$39,532
Advances from Federal Home Loan Bank	4,037	4,112
Other liabilities	656	659

Total liabilities	44,151	44,303
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $.01 par value, 200,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 1,800,000 shares authorized, 473,248 shares issued and outstanding	5	5
Additional paid-in capital	4,471	4,471
Retained earnings	3,621	3,639
Unearned ESOP shares	(322)	(330)
Accumulated other comprehensive income, net of tax	4	6

	7,779	7,791
Treasury stock at cost	(227)	(227)

Total stockholders’ equity	7,552	7,564

Total liabilities and stockholders’ equity	$51,703	$51,867

See accompanying notes to consolidated financial statements

(1)

HERITAGE BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statement of Operations

For the Three Months Ended March 31, 2004 and 2003
(Unaudited)
(In Thousands, Except Per Share Data)

	Three Months	Three Months
	Ended March 31,	Ended March 31,
	2004	2003
Interest income:
Loans	$828	$813
Investment securities	5	19
Other	17	22

Total interest income	850	854

Interest expense:
Deposits	192	241
Advances from Federal Home Loan Bank	36	42

Total interest expense	228	283

Net interest income	622	571
Provision for loan losses	37	37

Net interest income after provision for loan losses	585	534

Noninterest income:
Fee income and service charges	83	100
Gain on sale of loans	16	53
Gain on sale of other real estate	—	19
Other	21	12

Total noninterest income	120	184

Noninterest expense:
Compensation and benefits	364	338
Occupancy	95	96
Data processing	41	37
Other	232	308

Total noninterest expense	732	779

Loss before income tax benefit	(27)	(61)
Income tax benefit	9	21

Net loss	$(18)	$(40)

Loss per share — Basic and Diluted	$(0.04)	$(0.08)

See accompanying notes to consolidated financial statements

(2)

HERITAGE BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statement of Changes in Stockholders’ Equity

For the Three Months Ended March 31, 2004

(Unaudited)

(In Thousands)

						Accumulated
			Additional			Other
	Preferred	Common	Paid in	Retained	Unearned	Comprehensive	Comprehensive	Treasury
	Stock	Stock	Capital	Earnings	ESOP Shares	Income	Loss	Stock	Total
Balance December 31, 2003	$—	$5	$4,471	$3,639	$(330)	$6		$(227)	$7,564
Comprehensive loss:
Net loss	—	—	—	(18)	—	—	$(18)	—	(18)
Unrealized losses arising during the period (net of tax)	—	—	—	—	—	(2)	(2)	—	(2)

Total comprehensive loss							$(20)

Repayment of ESOP note payable	—	—	—	—	8	—		—	8

Balance March 31, 2004	$—	$5	$4,471	$3,621	$(322)	$4		$(227)	$7,552

See accompanying notes to consolidated financial statements

(3)

HERITAGE BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statement of Cash Flows
For the Three Months Ended March 31, 2004 and 2003
(Unaudited)
(In Thousands)

	Three Months	Three Months
	Ended March 31,	Ended March 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(18)	$(40)
Adjustments to reconcile net loss to net cash (used) provided by operating activities:
Depreciation	40	37
Provision for loan losses	37	37
Increase in accrued interest and other assets	(32)	(41)
Decrease in accrued interest and other liabilities	(3)	(13)

Net cash provided (used) by operating activities	24	(20)

Cash flows from investing activities:
Net sales, calls and paydowns of securities available for sale	34	691
Increase in interest bearing deposits in other banks	(8)	(7)
Net loan repayments (originations)	1,403	(3,293)
Net additions of property and equipment	(2)	(19)

Net cash provided (used) by investing activities	1,427	(2,628)

Cash flows from financing activities:
Net increase in demand, money market and savings accounts	385	539
Net (decrease) increase in certificates of deposit	(459)	4,457
Net decrease in advances from Federal Home Loan Bank	(75)	(1,070)
Net decrease in unearned ESOP shares	8	8

Net cash provided by financing activities	(141)	3,934

Net increase in cash and cash equivalents	1,310	1,286
Cash and cash equivalents at beginning of period	5,141	4,472

Cash and cash equivalents at end of period	$6,451	$5,758

See accompanying notes to consolidated financial statements

(4)

HERITAGE BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

1. Basis of Presentation

The accompanying consolidated financial statements include the accounts of Heritage Bancshares, Inc. (“Heritage”) and its wholly-owned subsidiary, Heritage Bank, SSB (the “Bank”) and the Bank’s wholly-owned subsidiary, TFS Investment Corporation (“TFS”).

On July 25, 2001, the Board of Directors of Heritage Savings Bank, SSB (the “Savings Bank”) adopted a Plan of Conversion, subject to necessary approvals, to convert from a Texas chartered mutual savings bank to a Texas chartered stock savings bank with the concurrent issuance of its capital stock to a holding company (the “Conversion”). In September 2001, Heritage Bancshares, Inc. was incorporated.

Heritage completed its stock offering in February 2002, and became the holding company for the Savings Bank on February 22, 2002.

The Bank was established in 1922 as Terrell Federal Building and Loan Association, and in the 1930s changed its name to Terrell Federal Savings and Loan Association. In October 1999, Terrell Federal Savings and Loan Association converted from a federally chartered savings and loan to a state chartered mutual savings bank and changed its name to Heritage Savings Bank, SSB. The Bank went through a more recent name change to Heritage Bank, SSB effective May 2002. The Bank’s primary source of revenue is interest on loans and mortgage-backed and related securities. The Bank is subject to competition from other financial institutions. The Bank is also subject to the regulations of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position as of March 31, 2004 and the consolidated results of their operations, changes in stockholders’ equity, and cash flows for the period ended March 31, 2004 and are of a normal, recurring nature. Also in the opinion of management, the March 31, 2003 consolidated statements of operations, changes in stockholders’ equity and cash flows contain all adjustments necessary to present fairly the results of their operations for the three months then ended and are of a normal recurring nature.

Certain information and note disclosures normally included in Heritage’s consolidated annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Heritage’s Form 10-KSB annual report for the fiscal year ended December 31, 2003 filed with the Securities and Exchange Commission (“SEC”) on March 30, 2004.

Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2004.

(5)

HERITAGE BANCSHARES, INC. AND SUBSIDIARY

2. Formation of Holding Company and Conversion to Stock Form

Upon the Conversion, Heritage became the holding company for the Bank. The Conversion was accomplished through amendment of the Bank’s state charter and the sale and issuance by Heritage of 491,468 shares of common stock at $10 per share (par value of $0.01 per share). Proceeds from the sale of common stock, net of expenses incurred of approximately $440,000, were approximately $4.5 million.

3. Loss Per Share

The computation of loss per share for the three months ended March 31, 2004 and 2003, respectively, is as follows (dollars in thousands, except share amounts):

	Three Months ended
	March 31, 2004	March 31, 2003
Net loss	$(18)	$(40)
Average common shares outstanding	473,248	473,248
Basic and diluted loss per share	$(0.04)	$(0.08)

4. Employee Benefits

Heritage established an Employee Stock Ownership Plan (ESOP) for the benefit of its employees. As part of the Conversion, the ESOP purchased 39,317 shares of common stock for approximately $393,000 with funds borrowed from Heritage. The ESOP expense was $13,000 for both the three-month periods ended March 31, 2004 and 2003, respectively.

Shares purchased by the ESOP with the loan proceeds are allocated to ESOP participants based on a pro rata basis as debt service payments are made to Heritage on an annual basis. The loan is secured by the shares purchased with the proceeds and will be repaid by the ESOP with funds from the Bank’s discretionary contributions to the ESOP and earnings on ESOP assets. Principal payments are scheduled to occur over a ten-year period. At March 31, 2004 the note payable associated with the ESOP was $322,000.

5. Subsequent Event

On January 14, 2004, Heritage signed a definitive Agreement and Plan of Merger (the “Merger Agreement”) with HGroup Acquisition Co., a Delaware corporation (“HGroup”). Pursuant to the Merger Agreement and subject to the satisfaction of certain conditions set forth in the Merger Agreement, HGroup will acquire Heritage effective as of the filing of the Certificate of Merger with the Secretary of State of Delaware, by merging HGroup with and into Heritage, with Heritage surviving and continuing to exist as a registered savings and loan holding company (the “Merger”). The Merger Agreement provides that HGroup’s Certificate of Incorporation and bylaws will be the Certificate of Incorporation and bylaws of the surviving corporation except that the Certificate of Incorporation shall be amended to provide for the name of the corporation to be Heritage Bancshares, Inc. The Merger Agreement conditions the closing of the Merger upon the approval of the transaction by Heritage Bancshares stockholders, the receipt of regulatory approvals and other customary closing conditions. A majority of Heritage’s stockholders approved the Merger

(6)

HERITAGE BANCSHARES, INC. AND SUBSIDIARY

Agreement at special meeting of the Heritage stockholders on April 29, 2004. Heritage anticipates the consummation of the Merger in the second or third quarter of 2004.

The Merger Agreement provides that at the effective time of the Merger, each share of Heritage common stock will be converted into the right to receive cash in the amount of approximately $26.25. The total consideration could be reduced by the amount by which $200,230 exceeds the sum of certain combined balances in the employee stock ownership plan and the amount of aggregated deferred gains from the sale of real estate owned by TFS. While this adjustment could be as high as $0.42 per share, it is believed that the balances and the gains will be sufficient to offset this amount.

(7)

HERITAGE BANCSHARES, INC. AND SUBSIDIARY

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS

A SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

A number of the matters and subject areas discussed in this report that are historical or current facts deal with potential future circumstances and developments. The discussion of these matters and subject areas is qualified by the inherent risks and uncertainties surrounding future expectations generally and also may materially differ from the actual future experience of Heritage involving any one or more of these matters and subject areas. We have attempted to identify, in context, certain of the factors that we currently believe may cause actual future experience and results to differ from our current expectations regarding the relevant matter or subject area. These risks and uncertainties include, but are not limited to, changes in economic conditions in our market area, changes in policies by regulatory agencies, fluctuations in interest rates, and demand for loans in our market area and competition, all or some of which could cause actual results to differ materially from historical earnings and those presently anticipated or projected, or described from time to time in our reports filed with the SEC and disseminated by us in press releases. This report speaks only as of its date, and we disclaim any duty to update the information herein.

FINANCIAL CONDITION

General. At March 31, 2004, our total assets decreased by $164,000 or 0.3% to $51.7 million from $51.9 million at December 31, 2003. The decrease in total assets was primarily due to a $1.7 million decrease in net loans, partially offset by a $1.3 million increase in cash, due from banks and federal funds sold, and an increase in other assets of $271,000.

Cash and Due From Banks. At March 31, 2004, cash and due from banks increased $785,000 or 17.1% to $5.4 million from $4.6 million at December 31, 2003. The increase was primarily attributable to net loan repayments of $1.6 million, partially offset by an increase in federal funds sold of $525,000 and decreases of $74,000 and $75,000 in total deposits and Federal Home Loan Bank advances, respectively.

Federal Funds Sold. At March 31, 2004, federal funds sold increased $525,000 from $560,000 at December 31, 2003. The increase was primarily due to net loan repayments.

Loans. At March 31, 2004, our net loan portfolio (gross loans, net of the allowance for loan losses) decreased $1.7 million or 4.0% to $39.8 million from $41.5 million at December 31, 2003. The decrease in the net loan portfolio over this time period was primarily due to decreased loan demand as a result of competition within our market area, particularly with respect to the real estate loan portfolio. Significant changes within the loan portfolio include a decrease of $1.9 million in real estate loans and a $295,000 increase in commercial loans.

Securities. Mortgage-backed and related securities available for sale were $515,000 at March 31, 2004, compared to $551,000 at December 31, 2003. The $36,000 decrease was a result of pay downs on these securities.

Liabilities. Our total liabilities decreased $152,000 or 0.3% to $44.1 million at March 31, 2004. This decrease was due primarily to a net deposit decrease of $74,000, together with repayments of Federal Home Loan Bank advances of $75,000.

(8)

HERITAGE BANCSHARES, INC. AND SUBSIDIARY

Equity. Total equity decreased by $12,000 to $7.55 million at March 31, 2004 compared to $7.56 million at December 31, 2003, primarily as a result of the net loss from operations and a reduction in the unearned ESOP shares.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND MARCH 31, 2003

General. We reported a net loss of $18,000 for the three months ended March 31, 2004 and a net loss of $40,000 for the three months ended March 31, 2003. The decrease in the net loss of $22,000 was primarily due to decreases of $55,000 in total interest expense and $47,000 in non-interest expense, partially offset by decreases of $64,000 in non-interest income and $12,000 in income tax benefit.

Net Interest Income. Net interest income increased $51,000 from $571,000 to $622,000 for the three months ended March 31, 2004 compared to the same period in 2003.

Interest Income. Interest income decreased $4,000 to $850,000 for the three months ended March 31, 2004 compared to $854,000 for the three months ended March 31, 2003. The decrease was due to a $14,000 decrease in interest income on investment securities and a $5,000 decrease in other interest income, partially offset by a $15,000 increase in interest income from loans. Interest income on investment securities decreased due to maturities and pay downs on securities without replacement, while interest income from loans increased due to sustained growth in the loan portfolio until March 2004 when several large payouts occurred.

Interest Expense. Interest expense decreased $55,000 to $228,000 for the three months ended March 31, 2004 compared to $283,000 for the three months ended March 31, 2003. The decrease was attributable to a $49,000 decrease in interest expense on deposits and a $6,000 decrease in interest expense on advances from the Federal Home Loan Bank. The decrease in interest expense on deposits was due to our ability to maintain or slightly reduce rates paid on deposit accounts, while the decrease in interest expense on advances from the Federal Home Loan Bank was due to net repayments of $293,000 from March 31, 2003 to March 31, 2004.

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

The provision for loan losses made during both the three months ended March 31, 2004 and 2003 totaled $37,000. Our current loan loss reserve as of March 31, 2004 was $433,000 compared to $453,000 at March 31, 2003, which represented 1.08% of the gross loan portfolio at both periods. Increased charge-offs and changes in the risk composition of the loan portfolio may result in increased provisions for loan losses and increases in the allowance for loan losses as a percentage of total loans.

(9)

HERITAGE BANCSHARES, INC. AND SUBSIDIARY

While management uses the best information available to make evaluations, adjustments to the allowance may be necessary based on changes in economic and other conditions. We anticipate that our allowance for loan losses will increase as we continue to implement our strategy of originating primarily construction and commercial loans. Additionally, the Texas Savings and Loan Department and the Federal Deposit Insurance Corporation (“FDIC”), as an integral part of examination processes, periodically review the Bank’s allowance for loan losses. These regulatory agencies may require the recognition of adjustments to the allowance for loan losses based on their judgment of information available to them at the time of their examination.

Non-interest Income. Non-interest income decreased $64,000 to $120,000 for the three months ended March 31, 2004 compared to $184,000 for the three months ended March 31, 2003. For the three-month period ended March 31, 2003, we realized gains on the sale of loans and other real estate of $53,000 and $19,000, respectively. Over the same period in 2004, we realized gains of $16,000 on the sale of loans, and no gains on the sale of other real estate. The decrease in gains on loan sales is primarily attributable to a one time gain on the sale of an SBA loan during the first quarter of 2003 in the amount of $53,000. During the first quarter of 2004, there were no SBA loans sold. We also experienced a decrease in fee income and service charges of $17,000 from 2003 to 2004.

Non-interest Expense. Non-interest expense decreased $47,000 or 6.0% to $732,000 for the three months ended March 31, 2004 compared to $779,000 for the three months ended March 31, 2003. This decrease was primarily due to a $76,000 decrease in other non-interest expense, partially offset by a $26,000 increase in compensation and benefits expense. Other non-interest expense decreased primarily due to a decrease in professional fees of $44,000, together with other less significant decreases, as management has made an overall effort to decrease such expenses in an attempt to increase profitability. The increase in compensation and benefits expense increased due to an increase in the cost of benefits provided.

Non-Performing Assets. The table below sets forth the amounts and categories of non-performing assets in our loan portfolio. Non-performing assets consist of non-accrual loans, accruing loans past due 90 days and over, and foreclosed assets. Loans to a customer whose financial condition has deteriorated are considered for non-accrual status whether or not the loan is past due 90 days and over. All loans past due 90 days and over are classified as non-accrual. On non-accrual loans, interest income is not recognized until actually collected. At the time the loan is placed on non-accrual status, interest previously accrued but not collected is reversed and charged against current income.

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

	March 31, 2004	March 31, 2003
	(Dollars in thousands)

Non-accruing loans:
Real estate	$605	$1,939
Commercial	223	—
Consumer	50	22

Total	$878	$1,961
Accruing loans past due 90 days and over:
Real estate	$71	$—
Consumer	—	—
Real estate	—	—

Total	$71	$—
Total non-perfoming loans	949	1,961
Foreclosed assets	1,255	241
Total non-performing assets	2,204	2,202
Allowance for loan losses	433	453
Coverage of non-performing loans	45.6%	23.1%
Non-perfoming assets as a percentage of total assets	4.3%	4.2%

Non-accruing loans were primarily in connection with construction and real estate loans. Management requires 20% equity on all construction loans and believes these loans are adequately secured or adequately reserved as of March 31, 2004.

Other Loans of Concern

In the opinion of management, there are no other loans of concern which were not previously classified that specifically represent a risk of loss.

Allowance for Loan Losses

We maintain an allowance for loan losses to absorb losses inherent in the loan portfolio. The allowance is based on ongoing, quarterly assessments of the estimated losses inherent in the loan portfolio. Our methodology for assessing the appropriateness of the allowance consists of several key elements, which include the ratio analysis and specific allowances for identified problem loans. In addition, the allowance incorporates the results of measuring impaired loans as provided in Statement of Financial Accounting Standards (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan, as amended by SFAS No. 118”. These accounting standards prescribe the measurement methods, income recognition and disclosures related to impaired loans.

(11)

HERITAGE BANCSHARES, INC. AND SUBSIDIARY

At March 31, 2004, our allowance for loan losses was $433,000 or 1.08% of the total loan portfolio and approximately 45.6% of total non-performing loans. Assessing the adequacy of the allowance for loan losses is inherently subjective as it requires making material estimates, including the amount and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. In the opinion of management, the allowance, when taken as a whole, is adequate to absorb reasonable estimated loan losses inherent in our loan portfolio.

Income tax benefit. For the three-month periods ended March 31, 2004 and 2003, the income tax benefit was $9,000 and $21,000, respectively. There are no significant income or expense items which would result in a variance between the effective tax rates and current enacted rates for either period.

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

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. We use our sources of funds primarily to meet ongoing commitments, to pay maturing time deposits and savings withdrawals, to fund loan commitments and to maintain our portfolio of mortgage-backed and related securities. At March 31, 2004, the total approved loan commitments unfunded amounted to $8.0 million, which consists primarily of the unadvanced portion of construction loans. Based on historical experience, management believes that a significant portion of maturing deposits will remain with the Bank. The Bank anticipates that it will continue to have sufficient funds, through deposits and borrowings, to meet its current commitments. If the Bank requires funds beyond its internal funding capabilities, advances from the Federal Home Loan Bank of Dallas of approximately $8.1 million were available at March 31, 2004 as an additional source of funds. Additionally, Heritage had lines of credit available from two unrelated commercial banks in the aggregate amount of $8.0 million at March 31, 2004. The State of Texas regulations require the Bank to maintain liquidity in an amount not less than 10% of an amount equal to its average daily deposits for the most recently completed quarter in cash and readily marketable investments. For the quarter ended March 31, 2004, the Bank’s liquidity was $7.8 million with a liquidity ratio of 19.2%.

(12)

HERITAGE BANCSHARES, INC. AND SUBSIDIARY

Regulatory Capital Requirements

Federally insured savings institutions, such as the Bank, are required to maintain a minimum level of regulatory capital. The FDIC has established capital standards, including a leverage ratio or core capital requirement and a risk-based capital requirement applicable to such savings institutions. These capital requirements must be generally as stringent as the comparable capital requirements for national banks. The FDIC is also authorized to impose capital requirements in excess of these standards on individual institutions on a case-by-case basis.

The capital standards also require core capital equal to at least 4.0% of adjusted total assets unless its supervisory condition is such to allow it to maintain a 3.0% ratio. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships. At March 31, 2004, the Bank had no intangibles, that were subject to these tests.

At March 31, 2004, the Bank had core capital equal to $6.1 million, or 11.9% of adjusted total assets, which was $4.0 million above the minimum requirement of 4.0% in effect on that date.

The FDIC also requires savings institutions to have total capital of at least 8.0% of risk-weighted assets. Total capital consists of core capital, as defined above and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital.

On March 31, 2004, the Bank had total risk-based capital of $6.6 million and risk-weighted assets of $39.0 million, or total capital of 16.9% of risk-weighted assets. This amount was approximately $3.5 million above the 8.0% requirement in effect on that date.

Off-Balance Sheet Arrangements, Guarantees and Contractual Obligations

The Company’s future contractual cash payments, by year are as follows:

	Less than	1-3	3-5	Over
	One Year	Years	Years	5 Years	Total
	(In Thousands)
Certificates and other time deposits	$15,585	$7,219	$5,857	$—	$28,661
Advances from Federal home Loan Bank	4,037	—	—	—	4,037
ESOP obligation	33	73	83	133	322
Total	$19,655	$7,292	$5,940	$133	$33,020

(13)

HERITAGE BANCSHARES, INC. AND SUBSIDIARY

The amount reflected above for advances from Federal Home Loan Bank represents Heritage’s contractual obligation. The amount reflected above for the ESOP obligation represents anticipated annual payments to fund the ESOP.

Heritage’s potential obligations associated with commitments to extend credit at March 31, 2004 are summarized below. Since these potential obligations may expire unused or not fully used, the amounts shown do not necessarily reflect the actual future cash funding requirements.

	Less than	1-3	3-5	Over
	One Year	Years	Years	5 Years	Total
	(In Thousands)
Commitments to extend credit	$7,945	$1	$59	$8	$8,013

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

Recent Accounting Pronouncements

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement No. 148 (SFAS 148), “Accounting for Stock-Based Compensation-Transition and Disclosure.” SFAS 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation” through provision of alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, it requires more prominent disclosure about the method of accounting for stock-based compensation and the effect of the method used on reported results. The provisions of SFAS 148 are generally effective for fiscal years beginning after December 15, 2003. The adoption of this statement did not have a significant impact on our consolidated financial statements.

(14)

HERITAGE BANCSHARES, INC. AND SUBSIDIARY

In April 2003, the FASB issued Statement No. 149 (SFAS 149), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” The provisions of SFAS 149 are generally effective for contracts entered into or modified after June 30, 2003. The adoption of this statement did not have a significant impact on the our financial statements.

In May 2003, the FASB issued Statement No. 150 (SFAS 150), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability, many of which such instruments were previously classified as equity. The provisions of SFAS 150 became generally effective June 1, 2003. The adoption of this statement did not have a significant impact on our consolidated financial statements.

ITEM 3 CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d–15(e) under the Securities and Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in alerting them on a timely basis to material information relating to Heritage (including our consolidated subsidiaries) required to be included in our periodic filings under the Exchange Act.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-13(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(15)

HERITAGE BANCSHARES, INC. AND SUBSIDIARY

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None

ITEM 2. CHANGES IN SECURITIES.

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On April 29, 2004, Heritage Bancshares, Inc. held a special meeting of the stockholders to consider and vote upon a proposal to approve and adopt an Agreement and Plan of Merger (“Merger Agreement”) between HGroup Acquisition Co., a Delaware corporation (“HGroup”), and Heritage pursuant to which Heritage would be acquired by HGroup. The stockholders voted to approve and adopt the Merger Agreement. 365,196 votes were cast at the special meeting in favor of the proposal to approve and adopt the Merger Agreement and 25 votes were cast against the proposal with no abstaining votes.

The merger cannot be completed until the parties receive all other required regulatory approvals, among other customary conditions. Heritage anticipates consummation of the merger in the second or third quarter of 2004.

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits:

31.1 - Section 302 Certification of Chief Executive Officer

31.2 - Section 302 Certification of Chief Financial Officer

32.1 – Section 906 Certification of Chief Executive Officer

32.2 – Section 906 Certification of Chief Financial Officer

(b)	Reports on Form 8-K

Current report on Form 8-K filed on January 15, 2004, announcing the execution of a definitive agreement and plan of merger with HGroup Acquisition Co.

(16)

HERITAGE BANCSHARES, INC. AND SUBSIDIARY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Heritage Bancshares, Inc.

Date: May 14, 2004	/s/ John H. Mackey

By: John H. Mackey
Director, President & Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2004	/s/ Jon D. Patterson

By: Jon D. Patterson
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

(17)